Form 10-K
period 1993-12-31
BALCOR PENSION INVESTORS VI
filed 1994-03-30
CIK 755497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to __________

Commission file number 0-14332


                           BALCOR PENSION INVESTORS-VI
             (Exact name of registrant as specified in its charter)


           Illinois                                      36-3319330
(State or other jurisdiction of                       (I.R.S.  Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (708) 677-2900

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:


                         Limited Partnership Interests
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

                                     PART I

Item 1.  Business

Balcor Pension Investors-VI (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $345,640,500 from sales of Limited Partnership Interests. The Registrant's operations consist of investment in first mortgage loans and, to a lesser extent, wrap-around mortgage loans and junior mortgage loans. The Registrant is also currently operating thirteen properties and holds minority joint venture interests with affiliates in one property acquired through foreclosure and in another property purchased from an unaffiliated party. All financial information in this report relates to this industry segment.

The Registrant funded a total of thirty-one loans. Nine of these loans have been repaid, including three during 1993. A portion of the Mortgage Reductions generated by the loan prepayments has been distributed to Limited Partners, and the remainder has been retained while the Registrant analyzes future working capital requirements. During prior years, one loan was also written off. The Registrant acquired thirteen properties and a minority joint venture interest with an affiliate, and sold one property in 1992 and one in 1993. The Registrant also purchased a minority joint venture interest with an affiliate in the Sand Pebble Village II Apartments (formerly Sand Dune Apartments) during October 1993. In addition, during October 1993, an affiliate of the Registrant assumed management of the properties which collateralize the loans on the Northgate and Gatewood apartment complexes, and these investments have been classified as real estate held for sale at December 31, 1993. As of December 31, 1993, the Registrant has five outstanding loans in its investment portfolio and owns the properties described under Item 2. "Properties".

As a result of the current weak real estate markets in certain cities and regions of the country, attributable to local and regional market conditions, certain borrowers have requested that the Registrant allow prepayment of mortgage loans. The General Partner considers each of these requests individually and may allow prepayments in certain cases. In addition, certain borrowers have failed to make payments when due to the Registrant for more than ninety days and, accordingly, these loans have been placed on non-accrual status (income is recorded only as cash payments are received). The General Partner has negotiated with some of these borrowers regarding modifications of the loan terms and has instituted foreclosure proceedings under certain circumstances. Such foreclosure proceedings may be delayed by factors beyond the General Partner's control such as bankruptcy filings by borrowers and state law procedures regarding foreclosures.

In addition, certain loans made by the Registrant have been restructured to defer and/or reduce interest payments where the properties collateralizing the loans were generating insufficient cash flow to support property operations and debt service. In the case of most loan restructurings, the Registrant receives concessions, such as increased participations or additional interest accruals, in return for modifications, such as deferral or reduction of basic interest payments. There can be no assurance, however, that the Registrant will receive actual benefits from the concessions.

As of December 31, 1993, the 45 West 45th Street loan had been placed on non-accrual status and is classified in substantive foreclosure. The funds advanced by the Registrant for this loan total approximately $9,500,000, representing approximately 3% of original funds advanced.

Mortgage loans are subject to the risk of default, in which event the Registrant has the responsibility of foreclosing and protecting its investments. As of December 31, 1993, the Registrant owns eleven properties and also holds minority joint venture interests with affiliates in two additional properties. In addition, the Registrant assumed management of the Northgate and Gatewood apartment complexes in October 1993 and these investments are classified as real estate held for sale. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. These properties, including the minority joint venture interests, comprise approximately 53% of the Registrant's original funds advanced at December 31, 1993.

In March 1992, the loan collateralized by Shoal Run Apartments was placed in default and the borrower filed for bankruptcy protection. The Registrant was the successful bidder at a foreclosure sale and received title to the property in February 1993.

In September 1993, the Registrant sold the Winchester Mall located in Rochester Hills, Michigan for an all-cash sale price of $9,000,000. The carrying value of the property was $5,500,000 and the Registrant incurred closing costs of $28,269. For financial statement purposes, the Registrant recognized a gain of $3,471,731 on the sale of the property.

In October 1993, a joint venture consisting of the Registrant and an affiliated partnership acquired the Sand Pebble Village II Apartments (formerly Sand Dune Apartments) from an unaffiliated party for a purchase price of $9,300,000. The joint venture paid $4,300,000 in cash, of which the Registrant's share was $1,932,909. The remainder of the purchase price was paid with the proceeds of a $5,000,000 first mortgage loan. See Item 7. Liquidity and Capital Resources for further information.

During 1993, the borrowers of the following loans prepaid the loans in full: the Pinellas Cascade, Land of Lakes Pinellas Park, and the Skyway, Mariwood and Hickory Knoll mobile home parks and the Miami Free Zone Warehouse Facility.
See Item 7. Liquidity and Capital Resources for further information.

During 1992, the Registrant commenced foreclosure proceedings against the borrower of the loans collateralized by the Northgate and Gatewood apartment complexes. The borrower subsequently filed for protection under the U.S. Bankruptcy Code which stayed the foreclosure proceedings. In September 1993, a bankruptcy plan of reorganization was confirmed by the Bankruptcy Court, and the plan was made effective in December 1993. See Item 3. Legal Proceedings for further information.

The Registrant and three affiliated partnerships (together, the "Participants"), previously funded a $23,000,000 loan to 45 West 45th Street Office Building, New York, New York (the "Property"), of which the Registrant's share is $9,500,000 (approximately 41%). In September 1991, the loan was placed in default. Pursuant to a cash management agreement entered into between the Participants and the borrower, cash flow from property operations is received by the Participants and recognized as interest income. In May 1993, the Participants cashed a letter of credit which provided partial collateral for the loan, of which the Partnership's share was $199,800. The Participants intend to file foreclosure proceedings during 1994.

In February 1994, the borrower of the loans collateralized by the Breckenridge Apartments and Highland Green Apartments prepaid the loans in full. See Item 7. Liquidity and Capital Resources for further information.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other long-term investments. For this reason and based upon past loss experience for similar loans and prevailing economic conditions in the market in which the collateral properties are located, the Registrant has established allowances for potential losses on loans, loans in substantive foreclosure and real estate held for sale in the amounts of $1,308,594, $2,400,000 and $4,065,000, respectively. Such allowances may be adjusted from time to time based on prevailing economic conditions and the General Partner's analysis of specific loans and real estate in the Registrant's portfolio.

The officers and employees of Balcor Mortgage Advisors-VI, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has 51 full time and 7 part time employees engaged in its operations.

Other Information

In January 1986, the Registrant funded a $22,000,000 loan collateralized by a first mortgage on the Hammond Aire Plaza shopping center, Baton Rouge, Louisiana (the "Property"). The borrower defaulted on its obligations under the loan and, in September 1987, the Registrant obtained title to the Property through foreclosure. The Registrant's cash investment in the Property as of December 31, 1993 was approximately $21,910,219. However, in accordance with its accounting policies, the Registrant has previously reduced the carrying value of the Property in its financial statements to approximately $15,396,500.

On February 24, 1994, the Registrant contracted to sell the Property to an unaffiliated party, Maurin-Ogden Limited Partnership, a Massachusetts limited partnership ("Purchaser"), for a sale price of $16,300,000. The Purchaser has deposited $25,000 and the remaining $16,275,000, plus or minus prorations, is payable upon closing scheduled to occur prior to the end of July 1994. If the sale does not close due to the default of the Purchaser, the Registrant will retain the $25,000 deposit plus interest accrued thereon.

Neither the General Partner nor any of its affiliates will receive a commission in connection with the sale of the Property.

The closing of the sale of the Property is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible that the sale of the Property may not occur.

Item 2.  Properties

As of December 31, 1993, the Registrant acquired the thirteen properties and two minority joint venture interests described below:

Location                      Description of Property

Baton Rouge, Louisiana        Hammond Aire Plaza Shopping Center: a regional
                              shopping center containing approximately 276,000 square feet located on approximately 34 acres.

DeKalb County, Georgia        Park Central Office Building: a ten story office
                              building containing approximately 210,000 square feet.

Dallas, Texas              *  Brookhollow/Stemmons Center Office Complex: an 11
                              story office building containing approximately
                              221,000 square feet.

Indianapolis, Indiana         Hawthorne Heights Apartments: a 241 unit
                              apartment complex located on approximately 15 acres.

Pembroke Pines, Florida       Flamingo Pines Shopping Center: a regional
                              shopping center containing approximately 124,500 square feet located on approximately 16 acres.

Fulton County, Georgia    **  Perimeter 400 Center: a ten story office building
                              and six story building connected at the first 3 levels which combined contain approximately
                              358,000 square feet.

Columbia, Maryland            Symphony Woods Office Center: a 6 story office
                              building containing approximately 93,000 square feet.

Lake Mary, Florida         *  Sun Lake Apartments: a 600 unit apartment complex
                              located on approximately 46 acres.

Chicago, Illinois             420 North Wabash Office Building: a 7-story
                              office building containing approximately 120,000 square feet.

Raleigh, North Carolina       Woodscape Apartments: a 240-unit garden apartment
                              complex located on approximately 27 acres.

Birmingham, Alabama           Shoal Run Apartments: a 276-unit garden apartment
                              complex located on approximately 24 acres.

Albuquerque, New Mexico       Northgate Apartments:  a 160-unit apartment
                              complex located on approximately 4 acres.

Albuquerque, New Mexico       Gatewood Apartments:  a 168-unit apartment
                              complex located on approximately 4 acres.


 * Owned by the Registrant through a joint venture with an affiliated partnership.

** Owned by the Registrant through a joint venture with three affiliated partnerships.

In addition, the Registrant also holds minority joint venture interests in the Sand Pebble Village and Sand Pebble Village II (formerly Sand Dune) apartment complexes, located in Riverside (Los Angeles), California.

Certain of the above properties are held subject to various mortgages.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3.  Legal Proceedings

(a) Williams proposed class action

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois) against the Registrant, the General Partner, The Balcor Company, Shearson Lehman Hutton, Inc., American Express Company, other affiliates, and seven affiliated limited partnerships (the "Related Partnerships") as defendants. Several parties have since been joined as additional named plaintiffs. The complaint alleges that the defendants violated Federal securities laws with regard to the adequacy and accuracy of disclosure of information in respect of the offering of limited partnership interests of the Registrant and the Related Partnerships and also alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants filed their answer, affirmative defenses and a counterclaim to the complaint. The defendants' counterclaim asserts claims of fraud and breach of warranty against plaintiffs, as well as a request for declaratory relief regarding certain defendants' rights under their partnership agreements to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover damages to their reputations and business as well as costs and attorneys' fees in defending against the claims brought by plaintiffs.

In May 1993, the Court issued an opinion and order denying the plaintiffs' motion for class certification based in part on the inadequacy of the individual plaintiffs representing the proposed class. Further, the Court granted the defendants' motion for sanctions and ordered that plaintiffs' counsel pay the defendants' attorneys fees incurred with the class certification motion. The defendants have filed a petition for reimbursement of their fees and costs from plaintiffs' counsel, which remains pending.

A motion filed by the plaintiffs is currently pending seeking to dismiss the defendants' counterclaim for fraud. In July 1993, the Court gave the plaintiffs leave to retain new counsel. In September 1993, the plaintiffs retained new counsel and filed a new amended complaint and motion for class certification which named three new class representatives. The defendants have conducted discovery with respect to the new representatives and, on February 16, 1994, filed a response to the plaintiffs' latest motion for class certification. The motion is expected to be briefed by March 30, 1994.

The defendants intend to continue vigorously contesting this action. As of this time, no plaintiff class has been certified. Management of each of the defendants believes they have meritorious defenses to contest the claims.

(b)  Northgate Apartments and Gatewood Apartments

Hall Elktree Associates Limited Partnership, a Texas limited partnership ("Hall"), which is the borrower of the loans collateralized by wrap-around mortgages on the Northgate and Gatewood apartment complexes, Albuquerque, New Mexico, previously commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of New Mexico, Case No. 11-92-11964 RA (In re Hall Elktree Associates Limited Partnership). These proceedings had stayed foreclosure proceedings relating to the properties filed by the Registrant (Balcor Pension Investors-VI vs. Hall Elktree Associates, Second Judicial District Court, Bernalillo County, New Mexico, Case No. CV-92-04375). The plan of reorganization confirmed by the Bankruptcy Court in September 1993, as previously reported, was made effective as of December 14, 1993. As a result, the foreclosure proceedings were dismissed.

Item 4.  Submission of Matters to a Vote of Security Holders

(a, b,
 c & d) No matters were submitted to a vote of the Limited Partners of the Registrant during 1993.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", below.

As of December 31, 1993, the number of record holders of Limited Partnership Interests of the Registrant was 67,413.

Item 6.  Selected Financial Data

                                      Year ended December 31,
                       1993        1992        1991        1990        1989
Net interest income
  on loans          $7,522,815  $9,526,285 $11,839,992 $17,751,930 $23,387,869
Income from
  operations of
  real estate held
  for sale           8,241,518   8,249,017   8,259,386   3,016,378     824,921
Interest on short-
  term investments     692,015     615,234   1,206,265   3,260,837   4,043,328
Provision for
  potential losses
  on loans, real
  estate and
  accrued interest
  receivable         7,065,000  18,500,000  16,086,000   9,000,000  12,500,000
Net income          11,817,474     730,590   3,860,085  14,044,732  14,075,407
Net income per
  Limited Partner-
  ship Interest           7.69         .48        2.51        9.14        9.16
Cash and cash
  equivalents       48,820,877  14,279,189  18,205,599  22,094,701  53,307,386
Net investment in
  loans receivable  34,470,940  62,471,935  70,010,108 101,907,116 185,601,593
Loans in substan-
  tive foreclosure   3,652,250  13,649,621  32,716,961  35,234,147   4,649,794
Real estate held
  for sale         139,802,469 138,512,995 135,610,614  97,021,713  30,821,352
Total assets       240,813,287 242,357,773 259,605,790 259,080,824 277,559,613
Distributions to
  Limited Partners  11,060,496  15,208,182  19,355,868  54,569,722  32,421,079
Distributions per
  Limited Partner-
  ship Interest           8.00       11.00       14.00       39.47       23.45
Number of loans
  outstanding                5          10          15          19          24
Properties owned            13          12          10           6           2

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balcor Pension Investors - VI (the "Partnership") is a limited partnership formed in 1984 to invest in first mortgage loans and, to a lesser extent, wrap-around loans and junior mortgage loans. The Partnership raised $345,640,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund a total of thirty-one loans. As of December 31, 1993, there were five loans outstanding in the Partnership's portfolio. In addition, the Partnership was operating eleven properties acquired through foreclosure and held minority joint venture interests with affiliates in two additional properties. In addition, the Northgate and Gatewood Apartments loans were classified as real estate held for sale in 1993.

Operations

Summary of Operations

During 1993, the provision for potential losses on loans and real estate decreased significantly. This was the primary reason for the increase in net income during 1993 as compared to 1992. The Partnership acquired title to six properties in 1992 and the latter half of 1991, one of which was sold in 1992. The decrease in net interest income on loans receivable resulting from these acquisitions, along with an increase in the provision for potential losses on loans and real estate during 1992, were the primary reasons for the decrease in net income in 1992 compared to 1991. Further discussion of the Partnership's operations is summarized below.

1993 Compared to 1992

The following events resulted in a decrease in net interest income on loans receivable, and consequently mortgage servicing fees, during 1993 as compared to 1992: the acquisition through foreclosure of the Shoal Run Apartments during the first quarter of 1993, the 420 North Wabash Office Building and Woodscape Apartments during the latter half of 1992, and the Sand Pebble Village Apartments during July 1992, in which the Partnership holds a minority joint venture interest. This decrease was partially offset by additional income received on the 45 West 45th Street loan during 1993 as well as additional interest received in connection with the August 1993 prepayment of the Skyway, Mariwood and Hickory Knoll loan.

The loan collateralized by the 45 West 45th Street Office Building located in New York, New York, is currently on non-accrual status and interest is recorded only as cash payments are received from the borrower. The funds advanced by the Partnership for the loan total approximately $9,500,000 representing approximately 3% of original funds advanced. During 1993, the Partnership received cash payments on the loan of approximately $748,000, while under the terms of the original loan agreement, the Partnership was entitled to receive approximately $903,000 of interest income during this period. The loan is classified as a loan in substantive foreclosure at December 31, 1993. Loans are classified in substantive foreclosure when a determination has been made that the borrower has little or no equity remaining in the collateral property in consideration of its current fair value, or the Partnership has taken certain actions which result in taking effective control of operations of the collateral property.

The allowance for potential losses provides for potential loan losses and is based upon loan loss experience for similar loans and for the industry, upon prevailing economic conditions and the General Partner's analysis of specific loans in the Partnership's portfolio. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the loan portfolio at December 31, 1993.

The Partnership recognized a provision for potential losses of $7,065,000 for its loans and real estate in 1993. In addition, an allowance of $4,065,000 was established related to the Partnership's real estate held for sale to provide for further declines in the fair value of certain properties in the Partnership's portfolio, and an allowance of $2,400,000 was established to provide for a further decline in the fair value of the 45 West 45th Street loan which is classified in substantive foreclosure. Allowances related to the Miami Free Zone loan in the amount of $2,106,906 were written off in connection with the prepayment of the loan at its net carrying value.

Income from operations of real estate held for sale in 1993 represents the net property operations of the following properties:

                                                       Occupancy
                                       Date of         Percent at
Property                           Acquisition*     December 31, 1993

Hammond Aire Plaza Shopping Center  December 1987       92%
Park Central Office Building        April 1988          95%
Brookhollow/Stemmons Center Office
  Complex                           August 1990         94%
Hawthorne Heights Apartments        September 1990      97%
Flamingo Pines Shopping Center      October 1990        94%
Perimeter 400 Center Office Complex December 1990       98%
Symphony Woods Office Center        September 1991      86%
Sun Lake Apartments                 December 1991       97%
420 North Wabash Office Building    October 1992        85%
Woodscape Apartments                December 1992       96%
Shoal Run Apartments                December 1992       99%
Northgate Apartments                October 1993        95%
Gatewood Apartments                 October 1993        95%
Winchester Mall (sold September 1993)

* For financial statement purposes

The properties owned by the Partnership at December 31, 1993 comprise approximately 53% of the Partnership's portfolio based on original funds advanced. Income from operations of real estate held for sale remained relatively unchanged during 1993 as compared to 1992. Rental income increased during 1993 at the Park Central Office Building due to leasing activity during the latter part of 1992 which resulted in increased average occupancy levels. Rental income also increased during 1993 at the Sun Lake Apartments due to increased occupancy levels and rental rates. Income was generated during 1993 from the acquisition through foreclosure of the 420 N. Wabash Office Building and Shoal Run Apartments which were acquired through foreclosure in the latter part of 1992. These increases were substantially offset by significant leasing costs incurred during 1993 to lease vacant space and renew existing leases at the Perimeter 400 Office Complex. See Liquidity and Capital Resources for additional information regarding these properties.

The 1993 loan prepayments and the sale of Winchester Mall resulted in an increase in cash available for investment and correspondingly, an increase in interest income on short-term investments during 1993 as compared to 1992.

Participation income is recognized from participations in cash flow from properties securing certain of the Partnership's loans. The Partnership's loans generally bear interest at contractually fixed interest rates. Some loans also provide for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property securing the Partnership's loan and/or a share in the increase of gross income of the property above a certain level. The Partnership received substantial participation income in connection with the August 1993 prepayments of the Skyway, Mariwood and Hickory Knoll and Pinellas Cascade, Land of Lakes Pinellas Park loans.

A prepayment premium of $210,000 was received in August 1993 in connection with the prepayment of the loan collateralized by the Pinellas Cascade, Land of Lakes Pinellas Park mobile home parks.

The Partnership incurred higher legal fees during 1992 in connection with non-accrual loans, foreclosures and loan defaults, resulting in a decrease in administrative expenses during 1993 as compared to 1992.

During 1993, the Partnership incurred leasing commissions in connection with leases signed at the Perimeter 400 Center and Brookhollow/Stemmons Center office complexes and the Park Central and 420 N. Wabash office buildings which resulted in an increase in amortization of deferred expenses during 1993 as compared to 1992.

Investment in participation of joint venture with affiliate represents the Partnership's 44.63% share of the operations of the Sand Pebble Village and Sand Pebble Village II (formerly Sand Dune) apartment complexes. The Partnership recognized its share of a further decline in the fair value of Sand Pebble Village Apartments during 1993. As a result, the Partnership's participation in loss of joint venture with affiliate increased during 1993 as compared to 1992. The joint venture received title to Sand Pebble Village Apartments through foreclosure in July 1992 and purchased the Sand Pebble Village II Apartments in October 1993.

Affiliates' participation in joint ventures represents the affiliates' shares of income or loss at the Sun Lake Apartments, Perimeter 400 Center Office Complex, and Brookhollow/Stemmons Center Office Complex. Participation in loss of joint ventures decreased during 1993 as compared to 1992 due to a provision for potential losses recognized for the Perimeter 400 Center during 1992.

The Partnership recognized a gain on sale of property in 1993 in the amount of $3,471,731 in connection with the sale of Winchester Mall in September 1993.

1992 Compared to 1991

The acquisition of six properties through foreclosure during 1992 and the latter half of 1991, as well as decreased collections on non-accrual loans, resulted in a decrease in net interest income on loans receivable and mortgage servicing fees during 1992 as compared to 1991. The Partnership's three loans on non-accrual status as of December 31, 1992, were collateralized by the 45 West 45th Street Office Building and the Northgate and Gatewood apartment complexes. These loans were also classified in substantive foreclosure at December 31, 1992. During 1992, the Partnership received cash payments of net interest income totaling approximately $668,000 on these loans. Under the terms of the original loan agreements, the Partnership was entitled to receive approximately $1,749,000 of net interest income on the three non-accrual loans during 1992. In addition, in June 1992, the Partnership and an affiliated partnership negotiated a modification of the Jonathan's Landing Apartments loan.

The Partnership recognized a provision for potential losses of $18,500,000 for its loans and real estate during 1992. In addition, the Partnership wrote-off its remaining investment in the Three Fountains Apartments loan in the amount of $1,056,761 after receiving a discounted payoff in October 1992, and wrote-off its investment in the Ansonia Mall in the amount of $7,852,747 after applying proceeds received from the sale of the property in December 1992. These losses had previously been reserved for in the Partnership's allowance for potential losses.

Income from operations of real estate held for sale in 1992 represented the net property operations of the following properties:
                                                          Occupancy
                                                         Percent at
                                          Date of       December 31,
Property                               Acquisition*         1992

Hammond Aire Plaza Shopping Center     December 1987         94%
Park Central Office Building           April 1988            97%
Brookhollow/Stemmons Center Office
  Complex                              August 1990           85%
Hawthorne Heights Apartments           September 1990        97%
Flamingo Pines Shopping Center         October 1990          94%
Perimeter 400 Center Office Complex    December 1990         91%
Ansonia Mall                           September 1991        Sold
Symphony Woods Office Center           September 1991        96%
Sun Lake Apartments                    December 1991         99%
Winchester Mall                        December 1991         66%
420 North Wabash Office Building       October 1992          71%
Woodscape Apartments                   December 1992         96%

* For financial statement purposes

The twelve properties shown above comprised approximately 54% of the Partnership's portfolio based on the original funds advanced during 1992. Income from property operations decreased slightly during 1992 as compared to 1991 due to decreased revenue at Park Central Office Building resulting from the loss of a major tenant in October 1991, and a loss from operations at Sun Lake Apartments due to improvements made at the property during the year. In addition, operating expenses increased at Perimeter 400 Center due to significant leasing activity in 1992. The decrease in income was substantially offset by income from operations at Symphony Woods and Winchester Mall and improved operations at Brookhollow/Stemmons Center resulting primarily from increased occupancy levels.

Due to a decrease in the average cash balances available for investment in short-term interest-bearing instruments and a decrease in interest rates earned on these investments, interest income on short-term investments decreased during 1992 as compared to 1991.

As a result of significant increases in legal, accounting and portfolio management fees incurred relating to non-accrual loans, loan defaults and foreclosure actions, administrative expenses increased during 1992 as compared to 1991.

During 1992, participation in loss of joint venture with affiliate represented the Partnership's 44.63% share of the loss of the Sand Pebble Village Apartments. A joint venture consisting of the Partnership and an affiliate received title to the property through a non-judicial foreclosure in July 1992.

Affiliates' participation in joint ventures represents the affiliates' share of income or loss at the Sun Lake Apartments, Perimeter 400 Center and Brookhollow/Stemmons Center office complexes. Affiliates' participation in loss of joint ventures increased significantly in 1992 as compared to 1991 primarily due to an increased provision for potential losses related to the Perimeter 400 Center Office Complex in 1992. The affiliate's share of this provision increased from $1,250,000 in 1991 to $3,819,000 in 1992.

Liquidity and Capital Resources

The cash or near cash position of the Partnership increased as of December 31, 1993 when compared to December 31, 1992. The Partnership's operating activities include cash flow from the operations of the Partnership's real estate held for sale, additional income from the loan prepayments and interest income from the Partnership's remaining loans. This cash, along with interest earned on short-term investments, was used to pay Partnership administrative expenses and mortgage servicing fees. The Partnership received funds from investing activities relating primarily to three loan prepayments in the latter half of 1993 and from the sale of Winchester Mall in September 1993 and used funds for improvements to certain properties. The Partnership also used approximately $1,933,000 to acquire its share of the Sand Pebble Village II Apartments in October 1993. The cash flow provided by operating and investing activities was used for financing activities which included regular quarterly distributions of Cash Flow to Partners, and, additionally, the repayment of the underlying mortgage loan on Miami Free Zone. As of December 31, 1993, the Partnership holds approximately $30,700,000 of Mortgage Reductions from loan prepayments and the sale of Winchester Mall. The Partnership made a special distribution of Mortgage Reductions of approximately $11,337,000 in January 1994. The remaining Mortgage Reductions have been retained while the Partnership analyzes future working capital requirements.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income, each after consideration of debt service. During 1993 and 1992, ten of the Partnership's eleven remaining properties acquired prior to 1993 generated positive cash flow. Sun Lake Apartments, which has underlying debt, generated positive cash flow during 1993 as compared to a marginal deficit during 1992 primarily due to increased rental rates and occupancy levels. The Woodscape Apartments, which has underlying debt and was acquired in December 1992, generated a marginal deficit during 1993. Winchester Mall, which was sold in September 1993, generated positive cash flow during 1993 and 1992, and Shoal Run Apartments which was acquired in February 1993, generated positive cash flow during 1993. The Partnership assumed management of the Northgate and Gatewood Apartments in October 1993, and these properties generated positive cash flow during the fourth quarter of 1993.

Significant leasing costs were incurred in 1993 at the Perimeter 400 Center and Brookhollow/Stemmons Center office complexes of approximately $2,063,000 and $1,744,000, respectively, to lease vacant space and renew existing tenant leases which were scheduled to expire during 1993. These non-recurring expenditures were not included in classifying the cash flow performance of the properties. Had these costs been included, these properties would have each been classified as generating significant deficits during 1993. Sand Pebble Village Apartments, a property in which the Partnership holds a minority joint venture interest, generated positive cash flow during 1993 and 1992. Sand Pebble Village II Apartments, a property in which the Partnership holds a minority joint venture interest, generated positive cash flow since it was purchased in October 1993. The General Partner is continuing its efforts to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. The General Partner will also examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans.

Because of the current weak real estate markets in certain cities and regions of the country, attributable to local and regional market conditions such as overbuilding and recessions in local economies and specific industry segments, certain borrowers have requested that the Partnership allow prepayment of mortgage loans. The Partnership has allowed some of these borrowers to prepay such loans, in some cases without assessing prepayment premiums, under circumstances where the General Partner believed that refusing to allow such prepayments would ultimately prove detrimental to the Partnership because of the likelihood that the properties would not generate sufficient revenues to keep loan payments current. In other cases, borrowers have requested prepayment in order to take advantage of lower available interest rates. In these cases, the Partnership has collected substantial prepayment premiums.

In addition, certain borrowers have failed to make payments when due to the Partnership for more than ninety days and, accordingly, these loans have been placed on non-accrual status (income is recorded only as cash payments are received). The General Partner has negotiated with some of these borrowers regarding modifications of the loan terms and has instituted foreclosure proceedings under certain circumstances. Such foreclosure proceedings may be delayed by factors beyond the General Partner's control such as bankruptcy filings by borrowers and state law procedures regarding foreclosures. Further, certain loans made by the Partnership have been restructured to defer and/or reduce interest payments where the properties collateralizing the loans were generating insufficient cash flow to support property operations and debt service. In the case of most loan restructurings, the Partnership receives concessions, such as increased participations or additional interest accruals, in return for modifications, such as deferral or reduction of basic interest payments. There can be no assurance, however, that the Partnership will receive actual benefits from the concessions.

The Partnership and three affiliated partnerships (together, the "Participants"), previously funded a $23,000,000 loan to 45 West 45th Street Office Building, New York, New York (the "Property"), of which the Partnership's share is $9,500,000 (approximately 41%). In September 1991, the loan was placed in default. Pursuant to a cash management agreement entered into between the Participants and the borrower, cash flow from property operations is received by the Participants and recognized as interest income. In May 1993, the Participants cashed a letter of credit which provided partial collateral for the loan, of which the Partnership's share was $199,800. The Participants intend to file foreclosure proceedings during 1994.

In August 1993, the borrower of the loan collateralized by the Pinellas Cascade, Land of Lakes Pinellas Park mobile home parks located in Orange City, Florida prepaid the loan in full in the amount of $6,372,000, comprised of the original funds advanced on the loan ($6,000,000), additional interest ($144,000) participation income ($18,000) and a prepayment premium ($210,000).

In August 1993, the borrower of the loan collateralized by the Skyway, Mariwood and Hickory Knoll mobile home parks located in Indianapolis, Indiana prepaid the loan in full in the amount of $7,333,400, comprised of the original funds advanced on the loan ($6,000,000), additional interest ($533,360) and participation income ($800,040).

In December 1993, the borrower of the loan collateralized by the Miami Free Zone Warehouse Facility located in Miami, Florida prepaid the loan at its net carrying value in the amount of $14,513,339 consisting of the principal outstanding ($12,732,468), unpaid interest thereon ($60,504) and the amount representing the difference between the funds advanced by the Partnership and the outstanding principal balance on the underlying loan ($1,830,942), reduced by amounts held in escrow ($110,575). The underlying mortgage note payable which had a balance of $7,851,022 was also repaid.

In February 1994, the borrower of the loan collateralized by the Breckenridge Apartments located in Richmond, Virginia prepaid the loan in full in the amount of $15,782,123, comprised of the original funds advanced on the loan ($13,737,000), unpaid interest thereon ($140,423), and additional interest ($1,904,700). In August 1993, the Partnership applied $263,000 which had been held in an operating reserve account against the principal balance of the loan.

In February 1994, the borrower of the loan collateralized by the Highland Green Apartments located in Raleigh, North Carolina prepaid the loan in full in the amount of $9,023,389, comprised of the original funds advanced on the loan ($7,900,000), unpaid interest thereon ($28,089), and additional interest ($1,095,300).

The Partnership funded a $7,750,000 loan collateralized by a first mortgage on Winchester Mall located in Rochester Hills, Michigan, and subsequently acquired the property through foreclosure in February 1992. In September 1993, the Partnership sold the property in an all-cash sale for $9,000,000. The carrying value of the property sold was $5,500,000 and the Partnership incurred selling expenses of $28,269. For financial statement purposes, the Partnership recognized a gain of $3,471,731 on the sale of the property.

In March 1992, the loan collateralized by Shoal Run Apartments was placed in default and the borrower filed for bankruptcy protection. The Partnership was the successful bidder at a foreclosure sale and received title to the property in February 1993.

During 1992, the Partnership commenced foreclosure proceedings against the borrower of the wrap-around mortgage loans collateralized by the Northgate and Gatewood apartment complexes. The borrower subsequently filed for protection under the U.S. Bankruptcy Code which stayed the foreclosure proceedings. A plan of reorganization was confirmed by the Bankruptcy Court in September 1993 and was made effective in December 1993. An affiliate of the General Partner was retained in October 1993 to manage the properties. See Item 3. Legal Proceedings for additional information.

In July 1992, a joint venture consisting of the Partnership and an affiliated partnership foreclosed on the Sand Pebble Village Apartments. In March 1992, the Resolution Trust Company acquired the Sand Dune Apartments (now known as Sand Pebble Village II Apartments) through foreclosure, which is adjacent to Sand Pebble Village Apartments. The Sand Pebble and Sand Pebble II Apartments had been operated jointly prior to the respective foreclosures. The Partnership and the affiliated partnership concluded that it would be in their best interests to acquire the Sand Pebble Village II Apartments in order to obtain efficiencies in the management of this property and Sand Pebble Village and, consequently, to enhance the sale potential of Sand Pebble Village Apartments. In October 1993 a joint venture consisting of the Partnership and the affiliated partnership acquired the Sand Pebble Village II Apartments, for a purchase price of $9,300,000. The joint venture paid $4,300,000 in cash, of which the Partnership's share was $1,932,909. The remainder of the purchase price was paid with the proceeds of a $5,000,000 first mortgage loan.

In February 1994, the Partnership entered into a contract for the sale of the Hammond Aire Plaza Shopping Center to an unaffiliated party for $16,300,000, the closing of which is expected to occur in 1994. See Item 1. Other Information.

The loan collateralized by the Noland Fashion Square Shopping Center has been recorded by the Partnership as an investment in acquisition loan. The Partnership has recorded its share of the collateral property operations as equity in loss from investment in acquisition loan. The Partnership's share of the loss has no effect on the cash flow of the Partnership, and amounts representing contractually required debt service are recorded as interest income.

Distributions to Limited Partners can be expected to fluctuate for various reasons. Generally, distributions are made from Cash Flow generated by interest and other payments made by borrowers under the Partnership's mortgage loans. Loan prepayments and repayments can initially cause Cash Flow to increase as prepayment premiums and participations are paid; however, thereafter prepayments and repayments will have the effect of reducing Cash Flow. If such proceeds are distributed, Limited Partners will have received a return of capital and the dollar amount of Cash Flow available for distribution thereafter can be expected to decrease. Distribution levels can also vary as loans are placed on non-accrual status, modified or restructured and, if the Partnership has taken title to properties through foreclosure or otherwise, as a result of property operations.

The Partnership made four distributions totaling $8.00, $11.00 and $14.00 per Interest in 1993, 1992 and 1991, respectively. See Statement of Partners' Capital, for additional information. Distributions were comprised of $8.00 of Cash Flow in 1993, $10.25 of Cash Flow and $.75 of Mortgage Reductions in 1992 and $14.00 of Cash Flow in 1991. Cash Flow distributions decreased during 1993 as compared to 1992 and during 1992 as compared to 1991 primarily due to the reduction of Cash Flow resulting from loan defaults and the Partnership's need to maintain adequate reserves in light of continuing working capital requirements at the foreclosed properties.

In January 1994, the Partnership paid a distribution of $16,867,256 ($12.20 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1993. This distribution includes a regular quarterly distribution of $2.00 per Interest from Cash Flow and special distributions of $8.20 per Interest from Mortgage Reductions received from loan prepayments and $2.00 per Interest from Cash Flow received in connection with the Miami Free Zone loan prepayment. To date, Limited Partners have received cash distributions totaling $156.92. Of this amount, $111.92 represents cash flow from operations and $45.00 represents a return of original capital. During the quarter ended December 31, 1993 the Partnership also paid $460,854 to the General Partner as its distributive share of the Cash Flow distributed for the third quarter of 1993 and made a contribution to the Early Investment Incentive Fund in the amount of $153,618.

During 1993 the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 4,335 Interests from Limited Partners for a total cost of $655,811.

The Partnership expects to continue making cash distributions from the Cash Flow generated by the receipt of mortgage payments and property operations less payments on the underlying loans, fees to the General Partner and administrative expenses. The level of future distributions is dependent on cash flow from property operations and the receipt of interest income from mortgage loans. The General Partner, on behalf of the Partnership, has retained what it believes is an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

In 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This statement addresses accounting by creditors for impairment of loans and also eliminates the classification of loans as "in substantive foreclosure." This statement has been adopted by the Partnership as of January 1, 1994, and will not have a material impact on the financial position or results of operations of the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values. The Partnership's use of equity participations for loans receivable is intended to provide a hedge against the impact of inflation; sharing in cash flow or rental income and/or the capital appreciation of the properties collateralizing the loans should result in increases in the total yields on the loans as inflation rates rise.

Item 8.  Financial Statements and Supplementary Data

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a) Neither the Registrant nor Balcor Mortgage Advisors-VI, its General Partner, has a Board of Directors.

(b, c
 & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

         Name                           Title

         Chairman                       Marvin H. Chudnoff
         President and Chief
            Operating Officer           Thomas E. Meador
         Executive Vice President,
            Chief Financial Officer and
            Chief Accounting Officer    Allan Wood
         Senior Vice President          Alexander J. Darragh
         Senior Vice President          Robert H. Lutz, Jr.
         Senior Vice President          Michael J. O'Hanlon
         First Vice President           Gino A. Barra
         First Vice President           Daniel A. Duhig
         First Vice President           David S. Glasner
         First Vice President           Josette V. Goldberg
         First Vice President           G. Dennis Hartsough
         First Vice President           Lawrence B. Klowden
         First Vice President           Alan G. Lieberman
         First Vice President           Lloyd E. O'Brien
         First Vice President           Brian D. Parker
         First Vice President           John K. Powell, Jr.
         First Vice President           Jeffrey D. Rahn
         First Vice President           Reid A. Reynolds


Marvin H. Chudnoff (April 1941) joined Balcor in March 1990 as Chairman. He has responsibility for all strategic planning and implementation for Balcor, including management of all real estate projects in place and financing and sales for a varied national portfolio valued in excess of $6.5 billion. Mr. Chudnoff also holds the position of Vice Chairman of Edward S. Gordon Company Incorporated, New York, a major national commercial real estate firm, which he joined in 1983. He has also served on the Board of Directors of Skippers, Inc. and Acorn Inc., both publicly held companies, and of Waxman Laboratories of Mt. Sinai Hospital, New York. Mr. Chudnoff has been a guest lecturer at the Association of the New York Bar and at Yale and Columbia Universities.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is President and Chief Operating Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for all financial and administrative functions. He is directly responsible for all accounting, treasury, data processing, legal, risk management, tax and financial reporting activities. He is also a Director of The Balcor Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis in support of asset management, institutional advisory and capital markets functions as well as for Balcor Consulting Group, Inc., which provides real estate advisory services to Balcor affiliated entities and third party clients. In addition, Mr. Darragh has supervisory responsibility of Balcor's Investor Services Department. Mr. Darragh received masters degrees in Urban Geography from Queens University and in Urban Planning from Northwestern University.

Robert H. Lutz, Jr. (September 1949) joined Balcor in October 1991. He is President of Allegiance Realty Group, Inc., formerly known as Balcor Property Management, Inc. and, as such, has primary responsibility for all its management and operations. He is also a Director of The Balcor Company. From March 1991 until he joined Balcor, Mr. Lutz was Executive Vice President of Cousins Properties Incorporated. From March 1986 until January 1991, he was President and Chief Operating Officer of The Landmarks Group, a real estate development and management firm. Mr. Lutz received his M.B.A. from Georgia State University.

Michael J. O'Hanlon (April 1951) joined Balcor in February 1992 as Senior Vice President in charge of Asset Management, Investment/Portfolio Management, Transaction Management and the Capital Markets Group which includes sales and refinances. From January 1989 until joining Balcor, Mr. O'Hanlon held executive positions at Citicorp in New York and Dallas, including Senior Credit Officer and Regional Director. He holds a B.S. degree in Accounting from Fordham University, and an M.B.A. in Finance from Columbia University. He is a full member of the Urban Land Institute.

Gino A. Barra (December 1954) joined Balcor's Property Sales Group in September 1983. He is First Vice President of Balcor and assists with the supervision of Balcor's Asset Management Group, Transaction Management, Quality Control and Special Projects.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for various asset management matters relating to investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

David S. Glasner (December 1955) joined Balcor in September 1986 and has primary responsibility for special projects relating to investments made by Balcor and its affiliated partnerships and risk management functions. Mr. Glasner received his J.D. degree from DePaul University College of Law in June 1984.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters relating to Balcor personnel, including training and development, employment, salary and benefit administration, corporate communications and the development, implementation and interpretation of personnel policy and procedures. Ms. Goldberg also supervises Balcor's payroll operations and Human Resources Information Systems
(HRIS). In addition, she has supervisory responsibility for Balcor's Facilities, Corporate and Field Services and Telecommunications Departments. Ms. Goldberg has been designated as a Senior Human Resources Professional
(SHRP).

G. Dennis Hartsough (October 1942) joined Balcor in July 1991 and is responsible for asset management matters relating to all investments made by Balcor and its affiliated partnerships in office and industrial properties. From July 1989 until joining Balcor, Mr. Hartsough was Senior Vice President of First Office Management (Equity Group) where he directed the firm's property management operations in eastern and central United States. From June 1985 to July 1989, he was Vice President of the Angeles Corp., a real estate management firm, where his primary responsibility was that of overseeing the company's property management operations in eastern and central United States.

Lawrence B. Klowden (March 1952) joined Balcor in November 1981 and is responsible for supervising the administration of the investment portfolios of Balcor and its loan and equity partnerships. Mr. Klowden is a Certified Public Accountant and received his M.B.A. degree from DePaul University's Graduate School of Business.

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Lloyd E. O'Brien (December 1945) joined Balcor in April 1987 and has responsibility for the operations and development of Balcor's Information and Communication systems. Mr. O'Brien received his M.B.A. degree from the University of Chicago in 1984.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury, budget activities and corporate purchasing. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University and an M.A. degree in Social Service Administration from the University of Illinois.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for Balcor Consulting Group, Inc. which provides real estate advisory services to Balcor affiliated entities and third party clients. Mr. Powell received a Master of Planning degree from the University of Virginia.

Jeffrey D. Rahn (June 1954) joined Balcor in February 1983 and has primary responsibility for Balcor's Asset Management Department. He is responsible for the supervision of asset management matters relating to equity and loan investments held by Balcor and its affiliated partnerships. Mr. Rahn received his M.B.A. degree from DePaul University's Graduate School of Business.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.


(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1993.

Item 11.  Executive Compensation

(a, b, c,
 d & e) The Registrant has not paid and does not propose to pay any compensation, retirement or other termination of employment benefits to any of the five most highly compensated executive officers of the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Mortgage Advisors-VI and its officers and partners own as a group through the Early Investment Incentive Fund and otherwise the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class

         Limited Partnership
         Interests            30,546 Interests       2.2%

Relatives and affiliates of the officers and partners of the General Partner do not own any additional interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

(a & b) See Note 10 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14.  Exhibits and Reports on Form 8-K

(a)
(1 & 2) See Index to Financial Statements and Schedules in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership previously filed as Exhibit 3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated January 14, 1985 (Registration No. 2-93840), is incorporated herein by reference.

(4) Form of Subscription Agreement previously filed as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated January 14, 1985 (Registration No. 2-93840) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-14332) are incorporated herein by reference.

(28) Copy of Agreement of Sale relating to the sale of Hammond Aire Plaza, Baton Rouge, Louisiana.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1993.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-VI


                         By:  /s/ Allan Wood
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Mortgage Advisors-VI,
                              the General Partner

Date: March 30, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/Thomas E.  Meador     Advisors-VI, the General Partner    March 30, 1994
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Mortgage
   /s/ Allan Wood        Advisors-VI, the General Partner    March 30, 1994
     Allan Wood

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1993 and 1992

Statements of Partners' Capital, for the years ended December 31, 1993, 1992 and 1991

Statements of Income and Expenses, for the years ended December 31, 1993, 1992 and 1991

Statements of Cash Flows, for the years ended December 31, 1993, 1992 and 1991

Notes to Financial Statements

Schedules:

I - Marketable Securities - Other Investments, as of December 31, 1993

X - Supplementary Income Statement Information for the years ended December 31, 1993, 1992 and 1991

Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Pension Investors-VI:

We have audited the accompanying balance sheets of Balcor Pension Investors-VI (An Illinois Limited Partnership) as of December 31, 1993 and 1992, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-VI (An Illinois Limited Partnership) at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                           /s/Ernst & Young

                                                             ERNST & YOUNG

Chicago, Illinois
March 15, 1994

                           BALCOR PENSION INVESTORS-VI
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                            December 31, 1993 and 1992

                                      ASSETS


                                                   1993          1992
                                               ------------- -------------
Cash and cash equivalents                     $  48,820,877 $  14,279,189
Restricted investment                               700,000       700,000
Escrow deposits - restricted                        238,983       829,534
Accounts and accrued interest receivable          1,798,891     1,476,653
Prepaid expenses                                    131,352        82,890
Deferred expenses, net of accumulated
  amortization of $516,617 in 1993
  and $314,373 in 1992                            1,194,206       910,056
                                               ------------- -------------
                                                 52,884,309    18,278,322
                                               ------------- -------------
Investment in loans receivable:
  Loans receivable - first and wrap-around
    mortgages                                    31,272,000    68,579,125
  Investment in acquisition loan                  4,507,534     4,559,332
Less:
  Loans payable - underlying mortgage                           7,851,022
  Allowance for potential loan losses             1,308,594     2,815,500
                                               ------------- -------------
Net investment in loans receivable               34,470,940    62,471,935
Loans in substantive foreclosure (net of
  allowance of $2,400,000 in 1993)                3,652,250    13,649,621
Real estate held for sale (net of allowance
  of $4,065,000 in 1993)                        139,802,469   138,512,995
Investment in joint ventures with affiliate      10,003,319     9,444,900
                                               ------------- -------------
                                                187,928,978   224,079,451
                                               ------------- -------------
                                              $ 240,813,287 $ 242,357,773
                                               ============= =============

                         LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable         $     428,576 $     384,307
Due to affiliates                                   154,415       148,455
Other liabilities, principally escrow
   liabilities and accrued real estate taxes      1,090,697     2,066,939
Security deposits                                   666,823       612,120
Mortgage notes payable                           21,257,668    21,572,650
                                               ------------- -------------
    Total liabilities                            23,598,179    24,784,471
                                               ------------- -------------

Affiliates' participation in joint ventures      19,636,325    19,522,553

Partners' capital (1,382,562 Limited
  Partnership Interests issued and outstanding) 197,578,783   198,050,749
                                               ------------- -------------
                                              $ 240,813,287 $ 242,357,773
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-VI
                        (An Illinois Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
              for the years ended December 31, 1993, 1992 and 1991



                                           Partners' Capital Accounts
                                ------------------------------------------
                                                  General       Limited
                                     Total        Partner      Partners
                                -------------- ------------- -------------

Balance at December 31, 1990    $ 231,749,359 $  (3,274,891)$ 235,024,250

Cash distributions to:
  Limited Partners (A)            (19,355,868)                (19,355,868)
  General Partner                  (2,150,652)   (2,150,652)

Net income for the year
  ended December 31, 1991           3,860,085       386,008     3,474,077
                                -------------- ------------- -------------
Balance at December 31, 1991      214,102,924    (5,039,535)  219,142,459

Cash distributions to:
  Limited Partners (A)            (15,208,182)                (15,208,182)
  General Partner                  (1,574,583)   (1,574,583)

Net income for the year
  ended December 31, 1992             730,590        73,059       657,531
                                -------------- ------------- -------------
Balance at December 31, 1992      198,050,749    (6,541,059)  204,591,808
Cash distributions to:
  Limited Partners (A)            (11,060,496)                (11,060,496)
  General Partner                  (1,228,944)   (1,228,944)

Net income for the year
  ended December 31, 1993          11,817,474     1,181,747    10,635,727
                                -------------- ------------- -------------
Balance at December 31, 1993    $ 197,578,783 $  (6,588,256)$ 204,167,039
                                ============== ============= =============

(A)  Summary of cash distributions paid per Limited Partnership Interest:


                                     1993          1992          1991
                                -------------- ------------- -------------

              First Quarter     $        2.00 $        3.50 $        3.50
              Second Quarter             2.00          2.75          3.50
              Third Quarter              2.00          2.75          3.50
              Fourth Quarter             2.00          2.00          3.50

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-VI
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1993, 1992 and 1991



                                     1993          1992          1991
                                -------------- ------------- -------------
Income:
  Interest on loans receivable,
    loans in substantive
    foreclosure and from
    investment in acquisition
    loans                       $   8,458,583 $  10,951,092 $  13,244,944
  Less interest on loans
    payable - underlying
    mortgages                         935,768     1,424,807     1,404,952
                                -------------- ------------- -------------
  Net interest income on
    loans receivable                7,522,815     9,526,285    11,839,992

  Income from operations of
    real estate held
    for sale                        8,241,518     8,249,017     8,259,386
  Interest on short-term
    investments                       692,015       615,234     1,206,265
  Participation income                932,553        47,631        34,464
  Prepayment income                   210,000
                                -------------- ------------- -------------
      Total income                 17,598,901    18,438,167    21,340,107
                                -------------- ------------- -------------

Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable             7,065,000    18,500,000    16,086,000
  Administrative                    1,511,351     1,710,994     1,396,278
  Mortgage servicing fees             178,782       260,645       353,413
  Amortization of deferred
    expenses                          202,244        25,954        32,507
                                -------------- ------------- -------------
      Total expenses                8,957,377    20,497,593    17,868,198
                                -------------- ------------- -------------
Income (loss) before joint
  venture participations,
  equity in loss from investment
  in acquisition loans and
  gain on sale of property          8,641,524    (2,059,426)    3,471,909

Participation in loss of
  joint ventures - affiliate         (739,919)      (30,386)
Affiliates'participation in loss
  of joint ventures                   495,936     2,856,402       424,206
Equity in loss from investment
  in acquisition loans                (51,798)      (36,000)      (36,030)
Gain on sale of property            3,471,731

                                -------------- ------------- -------------
Net income                      $  11,817,474 $     730,590 $   3,860,085
                                ============== ============= =============
Net income allocated
  to General Partner            $   1,181,747 $      73,059 $     386,008
                                ============== ============= =============
Net income allocated
  to Limited Partners           $  10,635,727 $     657,531 $   3,474,077
                                ============== ============= =============
Net income per Limited
  Partnership Interest
  (1,382,562 issued and
  outstanding)                  $        7.69 $        0.48 $        2.51
                                ============== ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-VI
                         (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1993, 1992 and 1991



                                     1993          1992          1991
                                -------------- ------------- -------------
Operating activities:

  Net income                    $  11,817,474 $     730,590 $   3,860,085
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Gain on sale of property     (3,471,731)
      Participation in loss of
        joint ventures -              739,919        30,386
        affiliate
      Equity in loss from
        investment in
        acquisition loans              51,798        36,000        36,030
      Affiliates'participation
        in loss of joint venture     (495,936)   (2,856,402)     (424,206)
      Amortization of deferred
        expenses                      202,244        68,800        32,507
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable         7,065,000    18,500,000    16,086,000
      Net change in:
        Escrow deposits -
          restricted                  590,551       178,671       490,468
        Accounts and accrued
          interest receivable        (322,238)      380,168      (698,293)
        Accounts and accrued
          interest payable             44,269      (237,057)      396,813
        Prepaid expenses              (48,462)      (18,847)      (64,043)
        Due to affiliates               5,960        20,141         9,419
        Other liabilities            (976,242)     (526,673)       65,682
        Security deposits              54,703        87,436       124,577
                                -------------- ------------- -------------
  Net cash provided by
    operating activities           15,257,309    16,393,213    19,915,039
                                -------------- ------------- -------------
Investing activities:

  Purchase of restricted
    investment                                     (700,000)
  Distribution from joint
    venture partner - affiliate       634,571       136,235
  Payment of expenses on real
    estate held for sale                           (777,651)   (1,553,823)
  Payment of expenses on loans in
    substantive foreclosure                         (35,044)
  Collection of principal
    payments on loans receivable
    and loans in substantive
    foreclosure                    35,290,969       284,598     1,173,825
  Collection of principal payment
    on investment in acquisition
    loan                                            202,552
  Improvements to properties       (3,347,853)   (1,473,345)     (552,771)
  Payment of deferred expenses       (486,394)     (898,040)
  Proceeds from property sale       9,000,000       714,450
  Costs incurred in connection
    with the sale of real estate      (28,269)
  Purchase of joint venture
    interest in property with
    affiliate                      (1,932,909)
                                -------------- ------------- -------------
  Net cash provided by or used
    in investing activities        39,130,115    (2,546,245)     (932,769)
                                -------------- ------------- -------------

Financing activities:

  Distributions to
    Limited Partners              (11,060,496)  (15,208,182)  (19,355,868)
  Distributions to
    General Partner                (1,228,944)   (1,574,583)   (2,150,652)
  Distributions to joint
    venture partners -
    affiliates                       (160,988)   (1,182,789)     (971,899)
  Capital contributions by joint
    venture partners - affiliates     770,696       670,948
  Repayment of underlying loan
    payable                        (7,851,022)
  Principal payments on
    underlying loans and
    mortgage notes payable           (314,982)     (478,772)     (392,953)
                                -------------- ------------- -------------
  Net cash used in
    financing activities          (19,845,736)  (17,773,378)  (22,871,372)
                                -------------- ------------- -------------

Net change in cash and
  cash equivalents                 34,541,688    (3,926,410)   (3,889,102)

Cash and cash equivalents at
  beginning of year                14,279,189    18,205,599    22,094,701
                                -------------- ------------- -------------
Cash and cash equivalents at
  end of year                   $  48,820,877 $  14,279,189 $  18,205,599
                                ============== ============= =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

 1. Accounting Policies:

(a) The Partnership records wrap-around mortgage loans at the face amount of the mortgage instrument which includes the outstanding indebtedness of the borrower under the terms of the underlying mortgage obligation(s). The underlying mortgage obligation(s) are recorded as a reduction of the wrap-around mortgage loan and the resulting balance represents the Partnership's net advance to the borrower.

(b) Net interest income on the Partnership's wrap-around mortgage loans is primarily comprised of the difference between the interest portion of the monthly payment received from the borrower and the interest portion of the underlying debt service paid to the mortgage lender(s). This interest is recorded in the period that it is earned as determined by the terms of the mortgage loan agreements. Certain mortgage loans also contain provisions for specific amounts of interest to accrue on a periodic basis and to be paid to the Partnership upon maturity of the loans. Interest of this type is recognized only to the extent of the net present value of the total amount due to date.

The accrual of interest is discontinued when payments become contractually delinquent for ninety days or more unless the loan is in the process of collection. Once a loan has been placed on non-accrual status, income is recorded only as cash payments are received from the borrower until such time as the borrower has demonstrated an ability to make payments under the terms of the original or renegotiated loan agreement.

(c) The Partnership provides for potential loan losses based upon past loss experience for similar loans and prevailing economic conditions in the geographic area in which the collateral is located, delinquencies with respect to repayment terms, and the valuation of specific loans in the Partnership's portfolio.

(d) Deferred expenses consist of mortgage brokerage fees which are amortized over the term of the loans and leasing commissions paid to outside brokers which are amortized over the term of the leases to which they apply.

(e) Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight-line basis over the respective lease terms.

(f) Loans are classified in substantive foreclosure when a determination has been made that the borrower has little or no equity remaining in the collateral property in consideration of its current fair value, or the Partnership has taken certain actions which result in taking effective control of operations of the collateral property. These loans are on non-accrual status; therefore, income is recorded only as cash payments are received from the borrower.

(g) Real estate held for sale and loans in substantive foreclosure are recorded at the lower of fair value less estimated costs to sell, or cost at the foreclosure date or the date of substantive foreclosure, respectively. Any future declines in fair value will be charged to income and recognized as a valuation allowance, while subsequent increases in value will reduce the valuation allowance, but not below zero.

(h) In 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This statement addresses accounting by creditors for impairment of loans and also eliminates the classification of loans as "in substantive foreclosure." This statement has been adopted by the Partnership as of January 1, 1994, and will not have a material impact on the financial position or results of operations of the Partnership.

(i) The Financial Accounting Standard Board's Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Partnership.

(j) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(k) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership's income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(l) Investment in acquisition loan represents a first mortgage loan which, because the loan agreement includes certain specified terms, must be accounted for under generally accepted accounting principles as an investment in a real estate joint venture. The investment is therefore reflected in the accompanying financial statements using the equity method of accounting. Under this method, the Partnership records its investment at cost (representing total loan funding) and subsequently adjusts its investment for its share of property income or loss.

Amounts representing contractually-required debt service are recorded in the accompanying statements of income and expenses as interest income. Equity in investment in acquisition loan represents the Partnership's share of the collateral property's operations, including depreciation and interest expense. The Partnership's share of income (loss) has no effect on cash flow of the Partnership.

(m) Investment in joint venture - affiliate represents the Partnership's 44.63% interest, under the equity method of accounting, in joint ventures with an affiliated partnership. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

 2. Partnership Agreement:

The Partnership was organized in October 1984. The Partnership Agreement provides for Balcor Mortgage Advisors-VI to be the General Partner and for the admission of Limited Partners through the sale of up to 1,450,000 Limited Partnership Interests at $250 per Interest, 1,382,562 of which were sold on or prior to October 31, 1985, the termination date of the offering.

For financial statement purposes, the Partnership's results of operations are allocated 90% to Limited Partners and 10% to the General Partner, of which 2.5% relates to the Early Investment Incentive Fund.

To the extent that Cash Flow is distributed, distributions will be made as follows: (i) 90% of such Cash Flow will be distributed to the Limited Partners,
(ii) 7.5% of such Cash Flow will be distributed to the General Partner, and
(iii) an additional 2.5% of such Cash Flow will be distributed to the General Partner and shall constitute the Early Investment Incentive Fund (the "Fund"). An amount not to exceed such 2.5% share originally allocated will be returned to the Partnership by the General Partner at the dissolution of the Partnership to the extent necessary to enable Early Investors to receive upon dissolution of the Partnership a return of their Original Capital plus a Cumulative Return of 15% for Interests purchased on or before June 30, 1985, and 14% for Interests purchased between July 1, 1985 and October 31, 1985.

Amounts placed in the Fund are used to repurchase Interests from existing Limited Partners, at the sole discretion of the General Partner and subject to certain limitations. During 1993, the Fund repurchased 4,335 Interests at a total cost of $655,811. The amounts of the repurchases are as follows:

             Date             Number of
         Repurchased          Interests         Cost

     First Quarter 1993           840         $125,941
     Second Quarter 1993          861          129,262
     Third Quarter 1993         1,762          265,012
     Fourth Quarter 1993          872          135,596

All repurchases of Interests have been made at 90% of the current value of such Limited Partnership Interests at the previous quarter end.

Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests are paid to the Fund and are available to repurchase additional Interests.

 3. Investment in Loans Receivable:

Loans receivable at December 31, 1993 consisted of the following:

                                            Loans Receivable
                                 Current  Current   Original   Due
                     Mortgage    Monthly  Interest  Funding  Date Of
   Property         Balances(A)  Payment   Rate %     Date     Loan
Apartment Complexes:
Breckenridge
   Richmond, VA (B)$13,737,000
Highland Green
  Raleigh, NC (C)    7,900,000
Jonathans Landing
  Kent, WA (D)       9,635,000   $71,603    8.75%    07-87    5-97
                   -----------
    Total          $31,272,000
                   ===========

(A) All the loans are first mortgage loans.

(B) In February 1994, the borrower prepaid this loan in full in the amount of $15,782,123, comprised of the original funds advanced on the loan ($13,737,000), unpaid interest thereon ($140,423) and additional interest ($1,904,700). In August 1993, the Partnership applied $263,000 which had been held in an operating reserve account against the principal balance of this loan.

(C) In February 1994, the borrower prepaid this loan in full in the amount of $9,023,389, comprised of the original funds advanced on the loan ($7,900,000), unpaid interest thereon ($28,089) and additional interest ($1,095,300).

(D) The Partnership and an affiliated partnership entered into a participation agreement to fund the first mortgage loan collateralized by this property. Interest rates will range from 8.75% to 10.25% through the maturity date of the loan. The Partnership participates ratably in 47% of the loan amount and related interest income.

Allowances for potential loan losses related to the Miami Free Zone loan in the amount of $2,106,906 were written off during 1993 in connection with the repayment of the loan at its net carrying value.

 4. Investment in Acquisition Loan:

In January 1989, the Partnership and two affiliated partnerships (together the "Participants") entered into a participation agreement to fund a $23,300,000 first mortgage loan on the Noland Fashion Square, located in Independence, Missouri. The Partnership participates ratably in approximately 21% of the loan amount, interest income and participation income. At December 31, 1993, the loan had a balance of $4,507,534, and current monthly interest-only payments of $38,979 are due through maturity in December 1999. The loan provides for several types of additional interest which include, but are not limited to, a percentage of the adjusted gross cash flow of the underlying property, a percentage of the sale price over certain stated amounts and a percentage of the increase in the appraised value at maturity over the appraised value at funding. Additional interest amounts payable to the Partnership upon maturity of the loan or sale of the property are generally contingent upon certain conditions, as stated in the note and, therefore, no interest has been accrued. The loan balance includes the Partnership's share of the cumulative net loss of the property after the loan was funded.

 5. Loan in Substantive Foreclosure:

Loan in substantive foreclosure was collateralized by the 45 West 45th Street Office Building located in New York, New York and had a carrying value of $3,652,250 at December 31, 1993. The Partnership and three affiliated partnerships entered into a participation agreement to fund the first mortgage loan on this property. The Partnership participates ratably in approximately 41% of the original loan amount and related interest income.

 6. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1993 and 1992 consisted of the following:
                      Balance    Balance   Current   Current    Due    Approx.
                        at         at      Monthly  Interest  Date of  Balloon
    Property         12/31/93   12/31/92  Payments   Rate %    Loan    Payment

Real estate held
  for sale
Sun Lake Apts.
  (carrying value
  $24,685,000)(A)  $15,700,000 $15,700,000 $101,788    7.625% 11-97 $15,700,000
Woodscape Apts.
  (carrying value
  $6,629,000)        3,416,256   3,497,106   35,572   10.00   4-95    3,311,000
Gatewood Apts.
  (carrying value
  $3,795,855)(B)     1,188,414   1,287,384   14,188    8.50   8-95    1,074,000
Northgate Apts.
  (carrying value
  $3,710,766)(B)       952,998   1,088,160   14,128    9.00   8-95      827,000
                   ----------- -----------
    Grand Total    $21,257,668 $21,572,650
                   =========== ===========

(A) This mortgage loan is financed with underlying revenue bonds. Principal and interest payments due on the mortgage loan reflect payments due to the bondholders. The interest rate will remain constant until November 1, 1994, the next re-marketing date of the bonds. The bonds may be redeemed, at par plus accrued interest, on this date and on subsequent dates prior to maturity pursuant to the terms of the bond indenture. The bonds are secured by an irrevocable letter of credit in the amount of approximately $16,443,700 which expires on the re-marketing date. The Partnership will need to replace the letter of credit or find an alternate credit facility for the bonds as of such date. Unless there is a prior redemption of all or part of the bonds, the entire principal balance of the loan will be due on November 1, 1997.

(B) See Note 7 of Notes to Financial Statements for additional information regarding these properties.

Future maturities of the above mortgage notes payable are approximately as follows:

                         1994         $    249,000
                         1995            5,309,000
                         1996                 None
                         1997           15,700,000

During the years ended December 31, 1993, 1992 and 1991, the Partnership incurred interest expense on the mortgage notes payable of $1,855,630, $1,929,879 and $713,262, respectively, and paid interest expense of $1,855,630, $1,654,442 and $352,661, respectively.

 7. Real Estate Held for Sale:

During 1993, 1992 and 1991, the Partnership acquired the following properties through foreclosure: the Shoal Run Apartments in 1993, the Woodscape and Sun Lake apartment complexes, 420 North Wabash Office Building and Winchester Mall in 1992, and the Symphony Woods Office Center, Ansonia Mall and Perimeter 400 Center Office Building in 1991. In October 1993, an affiliate of the General Partner assumed management of the Northgate and Gatewood apartment complexes. These investments are classified as real estate held for sale at December 31, 1993. The Partnership recorded the cost of the properties at $7,506,621, $62,137,388, and $57,138,760 in 1993, 1992 and 1991, respectively, which was equal to the outstanding loan balance plus any accrued interest receivable. In addition, the Partnership increased (reduced) the bases of the properties by $1,209,857 and $(2,499,396) in 1992 and 1991, respectively, which represented certain other receivables, liabilities, escrows and costs recognized or incurred in connection with the foreclosures.

 8. Affiliates' Participation in Joint Ventures:

(a) The Brookhollow/Stemmons Center Office Complex is owned by a joint venture between the Partnership and an affiliated partnership. Profits and losses are allocated 72.5% to the Partnership and 27.5% to the affiliate.

(b) The Perimeter 400 Center Office Building is owned by the Partnership and three affiliated partnerships. Profits and losses are allocated 50% to the Partnership and 50% to the three affiliates.

(c) The Sun Lake Apartment Complex is owned by the Partnership and an affiliated partnership. Profits and losses are allocated 61.95% to the Partnership and 38.05% to the affiliate.

All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for each affiliate's participation.

Net contributions (distributions) of $609,708, $(511,841), and $(971,899) were made to joint venture partners during 1993, 1992 and 1991, respectively. In addition, joint venture partners were allocated the appropriate percentage of the provision for potential losses in the amount of $1,020,000, $4,194,726 and $2,086,500 during 1993, 1992 and 1991, respectively.

 9. Investment in Joint Venture with Affiliate:

The Partnership and an affiliated partnership (together, the "Participants") acquired title to the Sand Pebble Village Apartments, located in Riverside, California at a foreclosure sale in July 1992. The Participants acquired the adjacent property, the Sand Dune Apartments (now known as the Sand Pebble Village II Apartments), for a purchase price of $9,300,000 in October 1993. The Participants paid $4,300,000 in cash, of which the Partnership's share was $1,932,909. The remainder of the purchase price was paid with the proceeds of a $5,000,000 first mortgage loan. The Partnership's investment in each of these properties has been classified as investment in joint ventures with affiliate. Profits and losses and all capital contributions and distributions are allocated 44.63% to the Partnership and 55.37% to the affiliate.

 10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/93         12/31/92         12/31/91
                           Paid   Payable   Paid   Payable   Paid   Payable

Mortgage servicing fees  $186,190 $10,678 $268,928 $18,086 $361,626 $26,369
Property management fees1,053,447  84,481  971,875  86,437  455,591  49,693
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            119,308   9,444  103,592   8,191   76,045  13,975
    Data processing       243,662  21,660  257,867  20,756  280,950  22,471
    Investor communica-
      tions                21,334   1,688   41,188   3,257   23,339   4,289
    Legal                  37,335   2,955   29,267   2,314   17,162   3,154
    Portfolio management  126,791  21,782  100,049   7,912   34,023   6,253
    Other                  21,812   1,727   19,000   1,502   11,483   2,110

 11. Restricted Investment:

In April 1992, the Partnership and an affiliated partnership (together, the "Participants") established a debt service reserve account of $700,000 as additional collateral for their obligations related to the mortgage loan on Sun Lake Apartments, pursuant to the settlement agreement reached in December 1991. The Partnership contributed $433,650 as its share of the account. The remaining portion is included in the affiliate's investment in the joint venture. The funds are invested in short-term interest bearing instruments and interest earned on the investments is payable to the Participants. The funds will be released to the Participants once certain terms and conditions of the agreement are met.

 12. Property Sales:

a) In September 1993, the Partnership sold the Winchester Mall located in Rochester Hills, Michigan in an all-cash sale for $9,000,000. The carrying value of the property sold was $5,500,000 and the Partnership incurred selling expenses of $28,269. For financial statement purposes, the Partnership recognized a gain of $3,471,731 on the sale of the property.

b) In December 1992, the Partnership sold Ansonia Mall, located in Ansonia, Connecticut, for a sale price of $750,000. The basis of the property at the date of sale was $8,567,167. The Partnership received cash proceeds of $714,450, net of selling costs of $35,550. The Partnership recognized a loss on the sale of the property of $7,852,747, which was written-off against the Partnership's previously established allowance for potential losses.

 13. Management Agreements:

Twelve of the Partnership's properties are currently under management agreements with Allegiance Realty Group, Inc. (formerly Balcor Property Management, Inc.) an affiliate of the General Partner. These management agreements provide for annual fees of 5% of gross operating receipts for residential properties and a range of 3% to 6% of gross operating receipts for commercial properties. The 420 North Wabash Office Building is managed by an unaffiliated party for annual fees pursuant to the management agreement.

 14. Fair Values of Financial Instruments:

The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents: the carrying amount of cash and cash equivalents reported in the balance sheet for cash and short-term investments approximates those assets' fair values.

Net investment in loans receivable and mortgage notes payable: the fair values for the Partnership's net investment in loans receivable and mortgage notes payable are estimated using discounted cash flow analyses, using discount rates based upon rates of return currently received in the lending and real estate markets on instruments that are comparable to the Partnership's investments and similar debt instruments.

The carrying amount of accrued interest approximates fair value.

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1993 and December 31, 1992 are as follows:

                                                1993
                                       Carrying         Fair
                                        Amount          Value

     Cash and cash equivalents       $ 48,820,877   $ 48,820,877
     Restricted investment                700,000        700,000
     Restricted escrow deposits           238,983        238,983
     Accounts and accrued interest
       receivable                       1,798,891      1,798,891
     Net investment in loans
      receivable                       34,470,940     36,044,540
     Mortgage notes payable            21,257,668     19,843,109
     Accounts and accrued interest
       payable                            428,576        428,576

                                                1992
                                        Carrying        Fair
                                         Amount         Value

     Cash and cash equivalents       $ 14,279,189   $ 14,279,189
     Restricted investment                700,000        700,000
     Restricted escrow deposits           829,534        829,534
     Accounts and accrued interest
       receivable                       1,476,653      1,476,653
     Net investment in loans
      receivable                       62,471,935     63,385,002
     Mortgage notes payable            21,572,650     19,887,482
     Accounts and accrued interest
       payable                            384,307        384,307

 15. Contingencies:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain Federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action.

Although the outcome of these matters is not presently determinable, it is management's opinion that the ultimate outcome should not have a material adverse affect on the financial position of the Partnership. Management of the defendants believes they have meritorious defenses to contest the claims.

 16. Subsequent Event:

In January 1994, the Partnership paid a distribution of $16,867,256 ($12.20 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1993. This distribution includes a regular quarterly distribution
of $2.00 per Interest from Cash Flow and   special distributions of $8.20 per
Interest from Mortgage Reductions received from loan repayments during 1993 and $2.00 per Interest from Cash Flow received in connection with the Miami Free Zone loan prepayment.

                         BALCOR PENSION INVESTORS - VI
                       (An Illinois Limited Partnership)

             SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                            as of December 31, 1993

      Col. A              Col. B       Col. C        Col. D          Col. E
                                                                   Amount at
                                                                  Which Each
                           Number                                Portfolio of
                          of Shares                             Equity Security
                         or Units -                  Market     Issue and Each
                          Principal                 Value of    Other Security
 Name of Issuer and        Amounts       Cost      Each Issue    Issue Carried
Title of Each Issue       of Bonds      of Each    at Balance       in the
                          and Notes      Issue     Sheet Date     Balance Sheet
Marketable Securities(A)

Commercial Paper:

  Canadian Wheat Board
    3.30% due 01/05/1994$ 2,000,000   $1,991,383    $1,991,383    $1,991,383

  Chevron Oil Finance Company
    3.08% due 01/05/1994  3,000,000    2,987,680     2,987,680     2,987,680

  Ameritech Corporation
    3.37% due 01/06/1994  4,000,000    3,996,630     3,996,630     3,996,630

  Paccar Financial Corporation
    3.20% due 01/07/1994  4,000,000    3,991,466     3,991,466     3,991,466

  Delaware Funding Corporation
    3.28% due 01/12/1994  2,800,000    2,790,561     2,790,561     2,790,561

  A I CR Corporation
    3.25% due 01/14/1994  1,000,000      994,854       994,854       994,854

  AIG Funding Incorporated
    3.20% due 01/14/1994  4,000,000    3,986,844     3,986,844     3,986,844

  Hewlett-Packard Company
    3.18% due 01/18/1994  4,500,000    4,486,883     4,486,883     4,486,883

  Kellogg Company
    3.15% due 01/18/1994 10,000,000    9,971,125     9,971,125     9,971,125

  Cincinnati Bell Incorporated
    3.20% due 01/20/1994  4,000,000    3,989,689     3,989,689     3,989,689

  Canadian Wheat Board
    3.08% due 01/21/1994  1,000,000      997,006       997,006       997,006

  Cargill Financial Service
    Corporation
    3.17% due 01/21/1994  1,000,000      997,182       997,182       997,182


  Delaware Funding Corporation
    3.27% due 01/25/1994  2,862,000    2,849,262     2,849,262     2,849,262

  AIG Funding Corporation
    3.27% due 02/04/1994  2,000,000    1,989,282     1,989,282     1,989,282

  Metropolitan Life
    Funding Corporation
    3.30% due 02/07/1994  1,000,000      992,483       992,483       992,483
                        -----------  -----------   -----------   -----------
      Total             $47,162,000  $47,012,330   $47,012,330   $47,012,330
                        ===========  ===========   ===========   ===========

(a) Marketable securities are included in cash and cash equivalents on the balance sheet. Cash of $1,808,547 is also included in this category.

                         BALCOR PENSION INVESTORS - VI
                       (An Illinois Limited Partnership)

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
              for the years ended December 31, 1993, 1992 and 1991



             Col. A                         Col. B

            Item                Charged to Costs and Expenses

                                  1993       1992       1991

     Maintenance and Repairs   $4,228,338 $1,919,318 $  917,794

    Real Estate Taxes           2,441,109  2,262,250  1,636,239