Form 10-Q
period 1994-03-31
BALCOR PENSION INVESTORS VI
filed 1994-05-12
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1994

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________ to ____________

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

                           BALCOR PENSION INVESTORS-VI
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                       March 31, 1994 and December 31, 1993
                                   (Unaudited)


                                      ASSETS


                                                   1994            1993
                                              --------------  --------------
Cash and cash equivalents                     $  60,008,259   $  48,820,877
Restricted investment                               700,000         700,000
Escrow deposits - restricted                                        238,983
Accounts and accrued interest receivable          1,235,083       1,798,891
Prepaid expenses                                     65,676         131,352
Deferred expenses, net of accumulated
  amortization of $569,890 in 1994 and
  $516,617 in 1993                                1,140,933       1,194,206
                                              --------------  --------------
                                                 63,149,951      52,884,309
                                              --------------  --------------
Investment in loans receivable:
  Loans receivable - first mortgages              9,635,000      31,272,000
  Investment in acquisition loan                  4,497,431       4,507,534
Less:
  Allowance for potential loan losses             1,308,594       1,308,594
                                              --------------  --------------
Net investment in loans receivable               12,823,837      34,470,940
Loan in substantive foreclosure (net of
  allowance of $2,400,000 in 1993)                                3,652,250
Real estate held for sale (net of allowance
  of $4,065,000 in 1994 and 1993)               140,160,970     139,802,469
Investment in joint ventures with affiliates     13,789,952      10,003,319
                                              --------------  --------------
                                                166,774,759     187,928,978
                                              --------------  --------------
                                              $ 229,924,710   $ 240,813,287
                                              ==============  ==============


                         LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable         $     372,091   $     428,576
Due to affiliates                                   287,973         154,415
Other liabilities, principally escrow
   liabilities and real estate taxes              1,029,571       1,090,697
Security deposits                                   666,930         666,823
Mortgage notes payable                           21,197,711      21,257,668
                                              --------------  --------------
    Total liabilities                            23,554,276      23,598,179
                                              --------------  --------------

Affiliates' participation in joint ventures      20,151,727      19,636,325

Partners' capital (1,382,562 Limited
  Partnership Interests issued and
  outstanding)                                  186,218,707     197,578,783
                                              --------------  --------------
                                              $ 229,924,710   $ 240,813,287
                                              ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-VI
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                  for the quarters ended March 31, 1994 and 1993
                                   (Unaudited)

                                                   1994            1993
                                              --------------  --------------
Income:
  Interest on loans receivable, loans in
    substantive foreclosure and from
    investment in acquisition loans           $     654,417   $   2,127,018
  Less interest on loans payable -
    underlying mortgages                                            245,655
                                              --------------  --------------
  Net interest income on loans receivable           654,417       1,881,363

  Income from operations of real estate
    held for sale                                 2,711,080       2,339,478
  Interest on short-term investments                417,851         113,795
  Participation income                            3,000,000
                                              --------------  --------------
      Total income                                6,783,348       4,334,636
                                              --------------  --------------

Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest receivable                   1,000,000
  Administrative                                    466,818         403,027
  Mortgage servicing fees                            21,710          50,317
  Amortization of deferred expenses                  53,273          23,371
                                              --------------  --------------
      Total expenses                                541,801       1,476,715
                                              --------------  --------------

Income before joint venture participations        6,241,547       2,857,921

Participation in income of joint ventures -
  affiliates                                        312,062         181,945
Equity in loss from investment in
  acquisition loan                                  (10,103)        (12,950)
Affiliates'participation in income of
  joint ventures                                   (421,854)       (208,312)
                                              --------------  --------------
Net income                                    $   6,121,652   $   2,818,604
                                              ==============  ==============
Net income allocated to General Partner       $     612,165   $     281,860
                                              ==============  ==============
Net income allocated to Limited Partners      $   5,509,487   $   2,536,744
                                              ==============  ==============
Net income per Limited Partnership Interest
  (1,382,562 issued and outstanding)          $        3.98   $        1.83
                                              ==============  ==============
Distribution to General Partner               $     614,472   $     307,236
                                              ==============  ==============
Distribution to Limited Partners              $  16,867,256   $   2,765,124
                                              ==============  ==============
Distribution per Limited Partnership Interest $       12.20   $        2.00
                                              ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-VI
                         (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                   for the quarters ended March 31, 1994 and 1993
                                   (Unaudited)



                                                   1994            1993
                                              --------------  --------------
Operating activities:

  Net income                                  $   6,121,652   $   2,818,604
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Participation in income of joint
        ventures - affiliates                      (312,062)       (181,945)
      Equity in loss from investment in
        acquisition loan                             10,103          12,950
      Affiliates' participation in income
        of joint ventures                           421,854         208,312
      Amortization of deferred expenses              53,273          23,371
      Provision for potential losses on
        loans, real estate and accrued
        interest receivable                                       1,000,000
      Net change in:
        Escrow deposits - restricted                238,983          18,018
        Accounts and accrued interest
          receivable                                563,808          13,016
        Prepaid expenses                             65,676          16,445
        Accounts and accrued interest payable       (56,485)        135,426
        Due to affiliates                           133,558          71,902
        Other liabilities                           (61,126)        (96,379)
        Security deposits                               107           4,890
                                              --------------  --------------
  Net cash provided by operating activities       7,179,341       4,044,610
                                              --------------  --------------

Investing activities:

  Distribution from joint venture
    partner - affiliates                            177,679
  Collection of principal payments
    on loans receivable                          21,637,000
  Improvements to properties                       (358,501)       (718,849)
  Payment of deferred expenses                                     (158,712)
                                              --------------  --------------
  Net cash provided by (used in) investing
    activites                                    21,456,178        (877,561)
                                              --------------  --------------
Financing activities:

  Distribution to Limited Partners            $ (16,867,256)  $  (2,765,124)
  Distribution to General Partner                  (614,472)       (307,236)
  Distributions to joint venture partners -
    affiliates                                      (30,167)
  Capital contributions by joint venture
    partners - affilates                            123,715
  Principal payments on underlying loans
    and mortgage notes payable                      (59,957)        (94,319)
                                              --------------  --------------
  Net cash used in financing activities         (17,448,137)     (3,166,679)
                                              --------------  --------------

Net change in cash and cash equivalents          11,187,382             370

Cash and cash equivalents at beginning
  of period                                      48,820,877      14,279,189
                                              --------------  --------------
Cash and cash equivalents at end of period    $  60,008,259   $  14,279,559
                                              ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. These reclassifications have not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1994, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1994 are:

                                         Paid     Payable

    Mortgage servicing fees         $    20,129  $ 12,259
    Property management fees            263,756    82,258
    Reimbursement of expenses to
      the General Partner - at cost:
        Accounting                        4,339    42,529
        Data processing                    None    67,068
        Investor communications             776     7,180
        Legal                             1,358    17,835
        Portfolio management             16,356    51,928
        Other                               793     6,916


3. Subsequent Event:

In April 1994, the Partnership made a distribution of $16,590,744 ($12.00 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1994. This distribution includes a regular quarterly distribution of $2.00 per Interest from Cash Flow and a special distribution of $10.00 per Interest from Mortgage Reductions received from previous loan prepayments.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VI (the "Partnership") is a limited partnership formed in 1984 to invest in first mortgage loans and, to a lesser extent, wrap-around loans and junior mortgage loans. The Partnership raised $345,640,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-one loans. Currently, the Partnership has two loans outstanding in its portfolio, owns eleven properties acquired through foreclosure and holds minority joint venture interests with affiliates in three additional properties. The Partnership reclassified its investment in the loan collateralized by the 45 West 45th Street Office Building to an investment in joint venture with affiliates effective January 1994. In addition, the Northgate and Gatewood apartment complexes loans are classified as real estate held for sale.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations

Summary of Net Income

In February 1994, the Partnership received significant participation income in connection with the prepayment of the loans collateralized by the Breckenridge and Highland Green apartment complexes. In addition, the Partnership recognized a provision for potential losses on loans and real estate during the quarter ended March 31, 1993, but did not recognize such a provision during the same period in 1994. These were the primary reasons for the increase in net income during the quarter ended March 31, 1994 as compared to the same period in 1993. The prepayment of three loans during 1993 resulted in a decrease in net interest income on loans receivable, which partially offset the increase in net income. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993

As a result of the 1993 prepayment of the Miami Free Zone, Pinellas Cascade, Land of Lakes Pinellas Park and Skyway, Mariwood and Hickory Knoll loans, net interest income on loans receivable, and consequently mortgage servicing fees, decreased during the quarter ended March 31, 1994 as compared to the same period in 1993.

Income from operations of real estate held for sale represents the net property operations of the following properties:

                                                     Occupancy
                                       Date of       Percent at
Property                            Acquisition*   March 31, 1994


Hammond Aire Plaza Shopping Center  December 1987       92%
Park Central Office Building        April 1988          95%
Brookhollow/Stemmons Center Office
  Complex                           August 1990         89%
Hawthorne Heights Apartments        September 1990      97%
Flamingo Pines Shopping Center      October 1990        95%
Perimeter 400 Center Office Complex December 1990       98%
Symphony Woods Office Center        September 1991      85%
Sun Lake Apartments                 December 1991       98%
420 North Wabash Office Building    October 1992        85%
Woodscape Apartments                December 1992       94%
Shoal Run Apartments                December 1992       95%
Northgate Apartments                October 1993        95%
Gatewood Apartments                 October 1993        95%

* For financial statement purposes

The properties owned by the Partnership at March 31, 1994 comprise approximately 53% of the Partnership's portfolio based on original funds advanced. Income from operations of real estate held for sale increased during the quarter ended March 31, 1994 as compared to the same period in 1993 due to the acquisition of the Northgate and Gatewood apartment complexes and improved operations at seven of the properties, but primarily at the Perimeter 400 Center Office Complex resulting from significant leasing activity in 1993. Occupancy increased from 81% at March 31, 1993 to 98% at March 31, 1994. This increase was partially offset by a decrease in rental income at the remaining properties, but primarily the Symphony Woods Office Center due to new leases signed in the latter part of 1993 at lower market rental rates.

The 1993 and 1994 loan prepayments, along with the sale of Winchester Mall, resulted in an increase in cash available for investment and correspondingly, an increase in interest income on short-term investments during the quarter ended March 31, 1994 as compared to the same period in 1993.

Participation income is recognized from participations in cash flow from properties securing certain of the Partnership's loans. The Partnership's loans generally bear interest at contractually fixed interest rates. Some loans also provide for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property securing the Partnership's loan and/or a share in the increase of gross income of the property above a certain level. The Partnership received participation income totaling $3,000,000 in connection with the February 1994 prepayments of the loans collateralized by the Breckenridge and Highland Green apartment complexes.

The allowance for potential losses provides for potential loan losses and is based upon loan loss experience for similar loans and for the industry, upon prevailing economic conditions and the General Partner's analysis of specific loans in the Partnership's portfolio. A provision for potential losses was not recognized during the quarter ended March 31, 1994. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at March 31, 1994.

As a result of higher legal, accounting and portfolio management fees and bank charges, administrative expenses increased during the quarter ended March 31, 1994 as compared to the same period in 1993.

During 1993, the Partnership incurred leasing commissions in connection with leases signed at the Perimeter 400 Center and Brookhollow/Stemmons Center office complexes and the Park Central and 420 N. Wabash office buildings which resulted in an increase in amortization of deferred expenses during the quarter ended March 31, 1994 as compared to the same period in 1993.

Participation in income of joint ventures with affiliates represents the Partnership's 44.63% share of the operations of the Sand Pebble Village and Sand Pebble Village II apartment complexes, and the Partnership's investment in the loan collateralized by the 45 West 45th Street Office Building which was reclassified to an investment in joint venture with an affiliate effective January 1994. The Partnership purchased its share of Sand Pebble Village II in October 1993. As a result of the reclassification of the 45 West 45th Street loan and the purchase of Sand Pebble Village II, both of which generated income in 1994, income from joint ventures with affiliates increased during the quarter ended March 31, 1994 as compared to the same period in 1993.

Affiliates' participation in income of joint ventures represents the affiliates' shares of income or loss at the Sun Lake Apartments, Perimeter 400 Center Office Complex and Brookhollow/Stemmons Center Office Complex. Improved operations at the Perimeter 400 Center Office Complex, resulting primarily from increased average occupancy levels, resulted in an increase in affiliates' participation in income of joint ventures during the quarter ended March 31, 1994 as compared to the same period in 1993.

Liquidity and Capital Resources

The cash or near cash position of the Partnership increased as of March 31, 1994 when compared to December 31, 1993. The Partnership's operating activities include cash flow from the operations of the Partnership's real estate held for sale, participation income from the loan prepayments and interest income from the Partnership's remaining loans. This cash flow, along with interest earned on short-term investments, was used to pay Partnership administrative expenses and mortgage servicing fees. The Partnership received funds from investing activities relating primarily to two loan prepayments in February 1994 and used funds for improvements to certain properties. The Partnership's financing activities included distributions to Partners and the payment of principal on the underlying loans and mortgage notes payable. Currently, the Partnership holds approximately $33,152,000 of Mortgage Reductions from loan prepayments. The Partnership made special distributions of Mortgage Reductions of approximately $11,337,000 and $13,826,000 in January and April 1994, respectively. The remaining Mortgage Reductions have been retained while the Partnership analyzes future working capital requirements.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income, each after consideration of debt service. During the quarter ended March 31, 1994, all of the Partnership's thirteen properties generated positive cash flow. The Partnership assumed management of the Northgate and Gatewood apartment complexes in October 1993, and these properties generated positive cash flow during the first quarter of 1994. During the quarter ended March 31, 1993, ten of the Partnerships twelve properties generated positive cash flow. Winchester Mall, which was sold in September 1993, generated a marginal cash flow deficit during the first quarter of 1993. The Woodscape Apartments, which has underlying debt, generated positive cash flow during the first quarter of 1994 as compared to a marginal deficit during the same period in 1993. The improvement in operations at the property is due primarily to a decrease in painting and cleaning expenditures incurred during 1993.

The Partnership holds minority joint venture interests in three properties, all of which generated positive cash flow during the quarter ended March 31, 1994. Sand Pebble Village Apartments, which was acquired by the partnership through foreclosure in 1992, also generated positive cash flow during the quarter ended March 31, 1993. The Partnership purchased a minority joint venture interest in the Sand Pebble Village II Apartments in October 1993, and reclassified its investment in the loan collateralized by the 45 West 45th Street Office Building to an investment in joint venture with an affiliate effective January 1994.

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

The Partnership and three affiliated partnerships (the "Participants") funded a $23,000,000 mortgage loan collateralized by the 45 West 45th Street Office Building located in New York, New York. The Partnership funded $9,500,000 of the total loan amount for a participating percentage of approximately 41%. In September 1991, the loan was placed in default. The Participants expect to file foreclosure proceedings during 1994.

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

In April 1994, the Partnership paid a distribution of $16,590,744 ($12.00 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1994. This distribution includes a regular quarterly distribution of $2.00 per Interest from Cash Flow and a special distribution of $10.00 per Interest from Mortgage Reductions received from previous loan prepayments. The level of the regular quarterly distribution is consistent with the amount distributed for the fourth quarter of 1993. During the quarter ended March 31, 1994 the Partnership also paid $230,427 to the General Partner as its distributive share of the Cash Flow distributed for the fourth quarter of 1993 and made a contribution to the Early Investment Incentive Fund in the amount of $76,809.

The Partnership expects to continue making cash distributions from the Cash Flow generated from property operations less payments on the underlying loans, fees to the General Partner and administrative expenses and by the receipt of mortgage payments. The level of future distributions is dependent on cash flow from property operations and the receipt of interest income from mortgage loans. The General Partner, on behalf of the Partnership, has retained what it believes is an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

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

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

(4) Form of Subscription Agreement previously filed as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated January 4, 1985 (Registration No. 2-93840) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-14332) are incorporated herein by reference.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR PENSION INVESTORS-VI



                              By: /s/ Thomas E. Meador
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors-VI, the General Partner



                              By: /s/ Allan Wood
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Mortgage Advisors-VI, the General Partner



Date: May 11, 1994