Form 10-Q
period 1994-06-30
BALCOR PENSION INVESTORS VI
filed 1994-08-12
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1994
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-14332
                       -------


                        BALCOR PENSION INVESTORS-VI
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3319330
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                         BALCOR PENSION INVESTORS-VI
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     June 30, 1994 and December 31, 1993
                                 (Unaudited)


                                    ASSETS

                                                   1994             1993
                                              --------------   --------------
Cash and cash equivalents                     $  42,486,477    $  48,820,877
Restricted investment                               700,000          700,000
Escrow deposits - restricted                                         238,983
Accounts and accrued interest receivable          2,396,684        1,798,891
Prepaid expenses                                                     131,352
Deferred expenses, net of accumulated
  amortization of $624,724 in 1994 and
  $516,617 in 1993                                1,151,679        1,194,206
                                              --------------   --------------
                                                 46,734,840       52,884,309
                                              --------------   --------------
Investment in loans receivable:
  Loans receivable - first mortgages              9,635,000       31,272,000
  Investment in acquisition loan                  4,487,334        4,507,534
Less:
  Allowance for potential loan losses             1,308,594        1,308,594
                                              --------------   --------------
Net investment in loans receivable               12,813,740       34,470,940
Loan in substantive foreclosure (net of
   allowance of $2,400,000 in 1993)                                3,652,250
Real estate held for sale (net of allowance
   of $4,065,000 in 1994 and 1993)              140,529,817      139,802,469
Investment in joint venture with an affiliate    13,852,440       10,003,319
                                              --------------   --------------
                                                167,195,997      187,928,978
                                              --------------   --------------
                                              $ 213,930,837    $ 240,813,287
                                              ==============   ==============


                         LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable         $     659,710    $     428,576
Due to affiliates                                   427,359          154,415
Other liabilities, principally escrow
   liabilities and accrued real estate taxes      1,464,176        1,090,697
Security deposits                                   660,854          666,823
Mortgage notes payable                           17,764,626       21,257,668
                                              --------------   --------------
    Total liabilities                            20,976,725       23,598,179
                                              --------------   --------------

Affiliates' participation in joint ventures      20,155,958       19,636,325

Partners' capital (1,382,562 Limited
  Partnership Interests issued and
  outstanding)                                  172,798,154      197,578,783
                                              --------------   --------------
                                              $ 213,930,837    $ 240,813,287
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VI
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1994 and 1993
                                (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Income:
  Interest on loans receivable, loans in
    substantive foreclosure, and from
    investment in acquisition loans           $   1,160,483    $   4,642,354
  Less interest on loans payable -
    underlying mortgages                                             487,837
                                              --------------   --------------
  Net interest income on loans receivable         1,160,483        4,154,517
  Income from operations of real estate
    held for sale                                 5,730,775        3,542,758
  Interest on short-term investments                886,119          224,601
  Participation income                            3,000,000
                                              --------------   --------------
      Total income                               10,777,377        7,921,876
                                               -------------   --------------

Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                                     5,600,000
  Amortization of deferred expenses                 108,107           63,627
  Mortgage servicing fees                            36,542           98,666
  Administrative                                    866,255          736,436
                                              --------------   --------------
      Total expenses                              1,010,904        6,498,729
                                              --------------   --------------
Income before joint venture participations        9,766,473        1,423,147

Participation in income of joint ventures -
  affiliates                                        647,398          357,071
Equity in loss from investment in
  acquisition loans                                 (20,200)         (25,900)
Affiliates' participation in (income) loss of
  joint ventures                                   (794,592)         840,864
                                              --------------   --------------
Net income                                    $   9,599,079    $   2,595,182
                                              ==============   ==============
Net income allocated to General Partner       $     959,908    $     259,518
                                              ==============   ==============
Net income allocated to Limited Partners      $   8,639,171    $   2,335,664
                                              ==============   ==============
Net income per Limited Partnership Interest
  (1,382,562 issued and outstanding)          $        6.25    $        1.69
                                              ==============   ==============
Distributions to General Partner              $     921,708    $     614,472
                                              ==============   ==============
Distributions to Limited Partners             $  33,458,000    $   5,530,248
                                              ==============   ==============
Distributions per Limited Partnership
  Interest                                    $       24.20    $        4.00
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VI
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended June 30, 1994 and 1993
                                 (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Income:
  Interest on loans receivable, loans in
    substantive foreclosure, and from
    investment in acquisition loans           $     506,066    $   2,515,336
  Less interest on loans payable -
    underlying mortgages                                             242,182
                                              --------------   --------------
  Net interest income on loans receivable           506,066        2,273,154
  Income from operations of real estate
    held for sale                                 3,019,695        1,203,280
  Interest on short-term investments                468,268          110,806
                                              --------------   --------------
      Total income                                3,994,029        3,587,240
                                              --------------   --------------

Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                                     4,600,000
  Amortization of deferred expenses                  54,834           40,256
  Mortgage servicing fees                            14,832           48,349
  Administrative                                    399,437          333,409
                                              --------------   --------------
      Total expenses                                469,103        5,022,014
                                              --------------   --------------
Income (loss) before joint venture
  participations                                  3,524,926       (1,434,774)

Participation in income of joint ventures -
  affiliates                                        335,336          175,126
Equity in loss from investment in
  acquisition loans                                 (10,097)         (12,950)
Affiliates' participation in (income) loss of
  joint ventures                                   (372,738)       1,049,176
                                              --------------   --------------
Net income (loss)                             $   3,477,427    $    (223,422)
                                              ==============   ==============
Net income (loss) allocated to General Partner$     347,743    $     (22,342)
                                              ==============   ==============
Net income (loss) allocated to Limited
  Partners                                    $   3,129,684    $    (201,080)
                                              ==============   ==============
Net income (loss) per Limited Partnership
  Interest (1,382,562 issued and outstanding) $        2.27    $       (0.14)
                                              ==============   ==============
Distribution to General Partner               $     307,236    $     307,236
                                              ==============   ==============
Distribution to Limited Partners              $  16,590,744    $   2,765,124
                                              ==============   ==============
Distribution per Limited Partnership Interest $       12.00    $        2.00
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VI
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1994 and 1993
                                  (Unaudited)

                                                   1994             1993
                                              --------------   --------------
Operating activities:
  Net income                                  $   9,599,079    $   2,595,182
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Participation in income of joint
        ventures - affiliates                      (647,398)        (357,071)
      Equity in loss from investment in
        acquisition loans                            20,200           25,900
      Affiliates' participation in loss
        (income) of joint ventures                  794,592         (840,864)
      Amortization of deferred expenses             108,107           63,627
      Provision for potential losses on
        loans, real estate and accrued
        interest receivable                                        5,600,000
      Net change in:
        Escrow deposits - restricted                238,983          (19,951)
        Accounts and accrued interest
          receivable                               (597,793)         140,499
        Prepaid expenses                            131,352           82,890
        Accounts and accrued interest payable       231,134          104,971
        Due to affiliates                           272,944           59,443
        Other liabilities                           373,479          477,869
        Security deposits                            (5,969)          71,022
                                              --------------   --------------
  Net cash provided by operating activities      10,518,710        8,003,517
                                              --------------   --------------
Investing activities:
  Distribution from joint venture
    partner - affiliate                             450,527          236,461
  Collection of principal payments on
    loans receivable                             21,637,000
  Improvements to properties                       (727,348)      (1,178,815)
  Payment of deferred expenses                      (65,580)        (291,088)
                                              --------------   --------------
  Net cash provided by (used in)
    investing activities                         21,294,599       (1,233,442)
                                              --------------   --------------
Financing activities:
  Distributions to Limited Partners             (33,458,000)      (5,530,248)
  Distributions to General Partner                 (921,708)        (614,472)
  Distributions to joint venture partners -
    affiliates                                     (413,943)         (78,954)
  Capital contributions by joint venture
    partners - affiliates                           138,984          268,346
  Repayment of underlying loan payable           (3,386,956)
  Principal payments on underlying loans
    and mortgage notes payable                     (106,086)        (353,075)
                                              --------------   --------------
  Net cash used in financing activities         (38,147,709)      (6,308,403)
                                              --------------   --------------

Net change in cash and cash equivalents          (6,334,400)         461,672

Cash and cash equivalents at beginning
  of period                                      48,820,877       14,279,189
                                              --------------   --------------
Cash and cash equivalents at end of period    $  42,486,477    $  14,740,861
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.  Accounting Policy:

Several reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. These reclassifications have not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1994, and all such adjustments are of a normal and recurring nature.

2.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1994 are:

                                             Paid
                                     --------------------
                                     Six  Months  Quarter      Payable
                                     ----------- --------    ---------

    Mortgage servicing fees          $   42,275  $ 22,146     $  4,944
    Property management fees            542,804   279,048       81,640
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       26,999    22,660       69,141
        Data processing                    None      None      118,852
        Investor communications           4,828     4,052       11,513
        Legal                             8,449     7,091       30,690
        Portfolio management             40,437    24,081       86,939
        Other                             4,936     4,143       10,922

3.  Subsequent Event:

In July 1994, the Partnership made a distribution of $17,973,306 ($13.00 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1994. This distribution includes a regular quarterly distribution of $2.00 per Interest from Cash Flow and a special distribution of $11.00 per Interest from Mortgage Reductions received from previous loan prepayments.

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

Operations
- - ----------

Summary of Net Income
- - ---------------------

The Partnership recognized a provision for potential losses on loans and real estate during the six months and quarter ended June 30, 1993, but not during the same periods in 1994. This was the primary reason for the increase in net income during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993. The 1993 and 1994 loan prepayments resulted in a decrease in net interest income on loans receivable, which partially offset the increase in net income. In February 1994, the Partnership received significant participation income in connection with the prepayment of the loans collateralized by the Breckenridge and Highland Green apartment complexes which contributed to the increase in net income during the six months ended June 30, 1994. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

As a result of the 1993 prepayment of the Miami Free Zone, Pinellas Cascade, Land of Lakes Pinellas Park and Skyway, Mariwood and Hickory Knoll loans and the 1994 prepayment of the Breckenridge and Highland Green loans, interest income on loans receivable, and consequently mortgage servicing fees, decreased during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993. Interest on loans payable - underlying mortgages ceased in 1994 due to the prepayment of the Miami Free Zone loan in December 1993.

Income from operations of real estate held for sale represents the net property operations of the following properties:

                                                     Occupancy
                                       Date of       Percent at
Property                             Acquisition   June 30, 1994
- - --------                         --------------------------------

Hammond Aire Plaza Shopping Center  December 1987       92%
Park Central Office Building        April 1988          93%
Brookhollow/Stemmons Center Office
  Complex                           August 1990         89%
Hawthorne Heights Apartments        September 1990      98%
Flamingo Pines Shopping Center      October 1990        95%
Perimeter 400 Center Office Complex December 1990       98%
Symphony Woods Office Center        September 1991      78%
Sun Lake Apartments                 December 1991       98%
420 North Wabash Office Building    October 1992        83%
Woodscape Apartments                December 1992       96%
Shoal Run Apartments                December 1992       98%
Northgate Apartments                October 1993        92%
Gatewood Apartments                 October 1993        92%


The properties owned by the Partnership at June 30, 1994 comprise approximately 53% of the Partnership's portfolio based on original funds advanced. Income from operations of real estate held for sale increased during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993 due to the acquisition of the Northgate and Gatewood apartment complexes and improved operations at eight of the properties, but primarily at the Perimeter 400 Center Office Complex resulting from significant leasing activity in 1993.

The December 1993 and February 1994 loan prepayments resulted in an increase in cash available for investment and correspondingly, an increase in interest income on short-term investments during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

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

The allowance for potential losses provides for potential loan losses and is based upon loan loss experience for similar loans and for the industry, upon prevailing economic conditions and the General Partner's analysis of specific loans in the Partnership's portfolio. A provision for potential losses was not recognized during the six months ended June 30, 1994. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at June 30, 1994.

During 1993, the Partnership incurred leasing commissions in connection with leases signed at the Perimeter 400 Center and Brookhollow/Stemmons Center office complexes and the Park Central and 420 N. Wabash office buildings which resulted in an increase in amortization of deferred expenses during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

As a result of higher accounting and portfolio management fees and bank charges, administrative expenses increased during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

Participation in income of joint ventures with affiliates represents the Partnership's 44.63% share of the operations of the Sand Pebble Village and Sand Pebble Village II apartment complexes, and the Partnership's investment in the loan collateralized by the 45 West 45th Street Office Building which was reclassified to an investment in joint venture with an affiliate effective January 1994. The Partnership purchased its share of Sand Pebble Village II in October 1993. As a result of the reclassification of the 45 West 45th Street loan and the purchase of Sand Pebble Village II, both of which generated income in 1994, income from joint ventures with affiliates increased during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

Affiliates' participation in joint ventures represents the affiliates' shares of income or loss at the Sun Lake Apartments, Perimeter 400 Center Office Complex and Brookhollow/Stemmons Center Office Complex. The Partnership incurred significant leasing costs at the Perimeter 400 Center during 1993, which resulted in improved operations at the property during 1994. In addition, the Partnership recognized a decline in the fair value of the Brookhollow/Stemmons Center during the second quarter of 1993. As a result of the combined effect of these events, the affiliates recognized a participation in income of joint ventures during the six months and quarter ended June 30, 1994 as compared to a loss during the same periods in 1993.

Liquidity and Capital Resources
- - -------------------------------

The cash or near cash position of the Partnership decreased as of June 30, 1994 when compared to December 31, 1993. The Partnership's operating activities include cash flow from the operations of the Partnership's real estate held for sale, participation income from the loan prepayments and interest income from the Partnership's remaining loans. This cash flow, along with interest earned on short-term investments, was used in part to pay Partnership administrative expenses and mortgage servicing fees. The Partnership received funds from investing activities relating primarily to two loan prepayments in February 1994 and used a portion of these funds for improvements to certain properties. The Partnership's financing activities included distributions to Partners, the payment of principal on the underlying loans and mortgage notes payable and the prepayment of the underlying mortgage loan collateralized by the Woodscape Apartments. Currently, the Partnership holds approximately $14,373,000 of Mortgage Reductions from previous loan prepayments. The Partnership made special distributions of Mortgage Reductions of approximately $11,337,000, $13,826,000 and $15,208,000 in January, April and July 1994, respectively. The remaining Mortgage Reductions have been retained while the Partnership analyzes future working capital requirements.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income, each after consideration of debt service. During the six months ended June 30, 1994, all of the Partnership's thirteen properties generated positive cash flow. The Partnership assumed management of the Northgate and Gatewood apartment complexes in October 1993, and these properties generated positive cash flow during 1994. Significant leasing costs were incurred in 1994 at the Brookhollow/Stemmons Center Office Complex to lease vacant space and renew existing tenant leases which were scheduled to expire. These non-recurring expenditures were not included in classifying the cash flow performance of the property. Had these costs been included, this property would have been classified as generating a significant deficit during 1994.

During the six months ended June 30, 1993, nine of the Partnership's twelve properties generated positive cash flow. Winchester Mall, which was sold in September 1993, generated a marginal cash flow deficit during the first six
months of 1993.   The Woodscape Apartments, which had underlying debt until the loan collateralized by the property was prepaid in May 1994, generated positive cash flow during the first six months of 1994 as compared to a marginal deficit during the same period in 1993. In addition, the Sun Lake Apartments generated positive cash flow during the first six months of 1994 as compared to a marginal deficit during the same period in 1993. The improvement in operations at these properties is due to increased rental income in 1994 and decreased repair and maintenance and painting and cleaning expenditures.

The Partnership holds minority joint venture interests in three properties, all of which generated positive cash flow during the six months ended June 30, 1994. Sand Pebble Village Apartments, which was acquired by the Partnership through foreclosure in July 1992, also generated positive cash flow during the six months ended June 30, 1993. The Partnership purchased a minority joint venture interest in the Sand Pebble Village II Apartments in October 1993, and reclassified its investment in the loan collateralized by the 45 West 45th Street Office Building to an investment in joint venture with an affiliate effective January 1994.

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

The Partnership and three affiliated partnerships (the "Participants") funded a $23,000,000 mortgage loan collateralized by the 45 West 45th Street Office Building located in New York, New York. The Partnership funded $9,500,000 of the total loan amount for a participating percentage of approximately 41%. In September 1991, the loan was placed in default. The Participants intend to file foreclosure proceedings during 1994.

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

In February 1994, the borrower of the loan collateralized by the Highland Green Apartments located in Raleigh, North Carolina prepaid the loan in full in the amount of $9,023,389, comprised of the original funds advanced on the loan ($7,900,000), unpaid interest thereon ($28,089), and additional interest ($1,095,300).
In February 1994, the Partnership entered into a contract for the sale of the Hammond Aire Plaza Shopping Center. The purchaser failed to satisfy the terms of the agreement and the contract was terminated. The Partnership will retain $25,000 of earnest money, including accrued interest thereon, previously received from the purchaser. See Item 5. Other Information for additional information.

In May 1994, the Partnership prepaid the underlying mortgage loan of $3,386,956 collateralized by the Woodscape Apartments located in Raleigh, North Carolina and paid a prepayment premium of $101,609.

In July 1994, the Partnership purchased an out parcel of land at the Flamingo Pines Shopping Center for approximately $280,000.

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

In July 1994, the Partnership paid a distribution of $17,973,306 ($13.00 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1994. This distribution includes a regular quarterly distribution of $2.00 per Interest from Cash Flow and a special distribution of $11.00 per Interest from Mortgage Reductions received from previous loan prepayments. The level of the regular quarterly distribution is consistent with the amount distributed for the first quarter of 1994. During the quarter ended June 30, 1994 the Partnership also paid $230,427 to the General Partner as its distributive share of the Cash Flow distributed for the first quarter of 1994 and made a contribution to the Early Investment Incentive Fund in the amount of $76,809.

During the six months ended June 30, 1994, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 6,834 Interests from Limited Partners for a total cost of $889,787.

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

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5. Other Information
- - -------------------------

Hammond Aire Plaza
- - ------------------

As previously reported, on February 24, 1994, the Partnership contracted to sell the Hammond Aire Plaza Shopping Center for a sale price of $16,300,000. The purchaser failed to satisfy the terms of the agreement of sale, the closing did not occur and the contract was terminated. The $25,000 in earnest money previously deposited and interest accrued thereon will be paid to the Partnership.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

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

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR PENSION INVESTORS-VI



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors-VI, the General Partner



                              By: /s/Allan Wood
                                  -----------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Mortgage Advisors-VI, the General Partner



Date: August 12, 1994
      ---------------------------