Form 10-Q
period 1994-09-30
BALCOR PENSION INVESTORS VI
filed 1994-11-14
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

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

                                BALANCE SHEETS
                   September 30, 1994 and December 31, 1993
                                 (Unaudited)


                                    ASSETS


                                                   1994             1993
                                              --------------   --------------
Cash and cash equivalents                     $  32,731,538    $  48,820,877
Restricted investment                               700,000          700,000
Escrow deposits - restricted                                         238,983
Accounts and accrued interest receivable          2,772,130        1,798,891
Prepaid expenses                                     95,767          131,352
Deferred expenses, net of accumulated
  amortization of $683,451 in 1994 and
  $516,617 in 1993                                1,232,952        1,194,206
                                              --------------   --------------
                                                 37,532,387       52,884,309
                                              --------------   --------------
Investment in loans receivable:
  Loans receivable - first mortgages              9,635,000       31,272,000
  Investment in acquisition loan                  4,477,226        4,507,534
Less:
  Allowance for potential loan losses             1,308,594        1,308,594
                                              --------------   --------------
Net investment in loans receivable               12,803,632       34,470,940
Real estate held for sale (net of allowance
   of $7,965,000 in 1994 and
   $4,065,000 in 1993)                          129,508,096      139,802,469
Investment in joint venture with an affiliate    13,212,641       13,655,569
                                              --------------   --------------
                                                155,524,369      187,928,978
                                              --------------   --------------
                                              $ 193,056,756    $ 240,813,287
                                              ==============   ==============


                         LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable         $     412,521    $     428,576
Due to affiliates                                   316,383          154,415
Other liabilities, principally escrow
   liabilities and accrued real estate taxes      1,537,882        1,090,697
Security deposits                                   665,027          666,823
Mortgage notes payable                           15,700,000       21,257,668
                                              --------------   --------------
    Total liabilities                            18,631,813       23,598,179
                                              --------------   --------------

Affiliates' participation in joint ventures      19,395,530       19,636,325

Partners' capital (1,382,562 Limited
  Partnership Interests issued and
  outstanding)                                  155,029,413      197,578,783
                                              --------------   --------------
                                              $ 193,056,756    $ 240,813,287
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VI
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
              for the nine months ended September 30, 1994 and 1993
                                (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Income:
  Interest on loans receivable and from
    investment in acquisition loan            $   1,681,752    $   7,118,623
  Less interest on loans payable -
    underlying mortgages                                             727,689
                                              --------------   --------------
  Net interest income on loans receivable         1,681,752        6,390,934
  Income from operations of real estate
    held for sale                                 8,152,065        5,943,729
  Interest on short-term investments              1,274,448          381,704
  Participation income                            3,000,000          932,553
  Prepayment premium                                                 210,000
                                              --------------   --------------
      Total income                               14,108,265       13,858,920
                                               -------------   --------------

Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                    3,900,000        5,108,000
  Amortization of deferred expenses                 166,834          118,146
  Mortgage servicing fees                            51,372          143,453
  Administrative                                  1,066,742        1,021,405
                                              --------------   --------------
      Total expenses                              5,184,948        6,391,004
                                              --------------   --------------
Income before joint venture participations        8,923,317        7,467,916

Participation in income (loss) of joint
  ventures - affiliates                             863,359       (2,828,217)
Equity in loss from investment in
  acquisition loans                                 (30,308)         (38,849)
Affiliates' participation in (income) loss of
  joint ventures                                   (463,867)       1,038,670
Gain on disposition/sale of property                818,379        3,471,731
                                              --------------   --------------
Net income                                    $  10,110,880    $   9,111,251
                                              ==============   ==============
Net income allocated to General Partner       $   1,011,088    $     911,125
                                              ==============   ==============
Net income allocated to Limited Partners      $   9,099,792    $   8,200,126
                                              ==============   ==============
Net income per Limited Partnership Interest
  (1,382,562 issued and outstanding)          $        6.58    $        5.93
                                              ==============   ==============
Distributions to General Partner              $   1,228,944    $     921,708
                                              ==============   ==============
Distributions to Limited Partners             $  51,431,306    $   8,295,372
                                              ==============   ==============
Distributions per Limited Partnership
  Interest                                    $       37.20    $        6.00
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VI
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Income:
  Interest on loans receivable and from
    investment in acquisition loan            $     521,269    $   2,642,334
  Less interest on loans payable -
    underlying mortgages                                             239,852
                                              --------------   --------------
  Net interest income on loans receivable           521,269        2,402,482
  Income from operations of real estate
    held for sale                                 2,421,290        2,400,971
  Interest on short-term investments                388,329          157,103
  Participation income                                               932,553
  Prepayment premium                                                 210,000
                                              --------------   --------------
      Total income                                3,330,888        6,103,109
                                              --------------   --------------

Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                    3,900,000        1,508,000
  Amortization of deferred expenses                  58,727           54,519
  Mortgage servicing fees                            14,830           44,787
  Administrative                                    200,487          284,969
                                              --------------   --------------
      Total expenses                              4,174,044        1,892,275
                                              --------------   --------------
(Loss) income before joint venture
  participations                                   (843,156)       4,210,834

Participation in income (loss) of joint
  ventures - affiliates                             215,961       (1,351,353)
Equity in loss from investment in
  acquisition loans                                 (10,108)         (12,949)
Affiliates' participation in loss of
  joint ventures                                    330,725          197,806
Gain on disposition/sale of property                818,379        3,471,731
                                              --------------   --------------
Net income                                    $     511,801    $   6,516,069
                                              ==============   ==============
Net income allocated to General Partner       $      51,180    $     651,607
                                              ==============   ==============
Net income allocated to Limited
  Partners                                    $     460,621    $   5,864,462
                                              ==============   ==============
Net income per Limited Partnership
  Interest (1,382,562 issued and outstanding) $        0.33    $        4.24
                                              ==============   ==============
Distribution to General Partner               $     307,236    $     280,236
                                              ==============   ==============
Distribution to Limited Partners              $  17,973,306    $   2,765,124
                                              ==============   ==============
Distribution per Limited Partnership Interest $       13.00    $        2.00
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR PENSION INVESTORS-VI
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 1994 and 1993
                                  (Unaudited)

                                                   1994             1993
                                              --------------   --------------
Operating activities:
  Net income                                  $  10,110,880    $   9,111,251
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on disposition/sale of property         (818,379)      (3,471,731)
      Participation in (income) loss of
        joint ventures - affiliates                (863,359)       3,452,700
      Equity in loss from investment in
        acquisition loans                            30,308           38,849
      Affiliates' participation in income
        (loss) of joint ventures                    463,867       (1,038,670)
      Amortization of deferred expenses             166,834          118,146
      Provision for potential losses on
        loans, real estate and accrued
        interest receivable                       3,900,000        5,108,000
      Net change in:
        Escrow deposits - restricted                238,983          430,259
        Accounts and accrued interest
          receivable                               (673,239)         (23,804)
        Prepaid expenses                             35,585
        Other assets                                                (323,429)
        Accounts and accrued interest payable       (16,055)         (60,026)
        Due to affiliates                           161,968           24,581
        Other liabilities                           447,185           39,849
        Security deposits                            (1,796)          36,731
                                              --------------   --------------
  Net cash provided by operating activities      13,182,782       13,442,706
                                              --------------   --------------
Investing activities:
  Distribution from joint venture
    partner - affiliate                             621,387          433,770
  Collection of principal payments on
    loans receivable                             21,637,000       12,263,000
  Improvements to properties                       (727,348)      (2,086,959)
  Payment of deferred expenses                     (205,580)        (401,397)
  Proceeds from disposition/sale
    of real estate                                8,325,000        9,000,000
  Costs incurred in connection with
    sale of real estate                                              (28,269)
                                              --------------   --------------
  Net cash provided by
    investing activities                         29,650,459       19,180,145
                                              --------------   --------------
Financing activities:
  Distributions to Limited Partners             (51,431,306)      (8,295,372)
  Distributions to General Partner               (1,228,944)        (921,708)
  Distributions to joint venture partners -
    affiliates                                     (839,963)        (103,218)
  Capital contributions by joint venture
    partners - affiliates                           135,301          371,133
  Repayment of underlying loans payable          (5,434,419)
  Principal payments on underlying loans
    and mortgage notes payable                     (123,249)        (479,608)
                                              --------------   --------------
  Net cash used in financing activities         (58,922,580)      (9,428,773)
                                              --------------   --------------
Net change in cash and cash equivalents         (16,089,339)      23,194,078

Cash and cash equivalents at beginning
  of period                                      48,820,877       14,279,189
                                              --------------   --------------
Cash and cash equivalents at end of period    $  32,731,538    $  37,473,267
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. These reclassifications have not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                    Nine  Months  Quarter      Payable
                                     ----------- --------    ---------

    Mortgage servicing fees            $ 52,162  $  9,887     $  9,887
    Property management fees            811,208   268,404       82,334
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       88,702    61,703       40,799
        Data processing                  45,557    45,557      106,835
        Investor communications          15,861    11,033        7,536
        Legal                            27,758    19,309       12,965
        Portfolio management            106,011    65,574       37,146
        Other                            16,216    11,280       18,881

3. Property Disposition:

At December 31, 1993, the Partnership classified its investment in the Northgate and Gatewood apartment complexes as real estate held for sale for financial statement purposes. In August 1994, the Partnership disposed of its investment in these properties which had a carrying value of $7,506,621. In connection with the disposition, the Partnership received proceeds of $8,325,000, paid off the underlying loan balances related to the properties of $2,047,463 and recognized a gain for financial statement purposes of $818,379.

4. Subsequent Event:

In October 1994, the Partnership made a distribution of $2,765,124 ($2.00 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1994.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VI (the "Partnership") is a limited partnership formed in 1984 to invest in first mortgage loans and, to a lesser extent, wrap-around loans and junior mortgage loans. The Partnership raised $345,640,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-one loans. Currently, the Partnership has two loans outstanding in its portfolio, owns eleven properties acquired through foreclosure and holds minority joint venture interests with affiliates in three additional real estate investments.

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

Operations
- - ----------

Summary of Net Income
- - ---------------------

The Partnership recognized a lower provision for losses on loans and real estate during the nine months ended September 30, 1994, and received significant participation income in connection with the February 1994 prepayment of the loans collateralized by the Breckenridge and Highland Green apartment complexes. In addition, operations improved at several of the Partnership's properties. These were the primary reasons for an increase in net income during the nine months ended September 30, 1994 as compared to the same period in 1993. In addition, the Partnership recognized a gain during the third quarter of 1993 relating to the sale of Winchester Mall, and a decrease in net interest income on loans receivable as a result of the 1993 and 1994 loan prepayments, which partially offset the increase in net income.

The 1993 and 1994 loan prepayments, an increased provision for losses on loans and real estate and the September 1993 sale of Winchester Mall were the primary reasons for the decrease in net income during the quarter ended September 30, 1994 as compared to the same period in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

As a result of the 1993 prepayment of the Miami Free Zone, Pinellas Cascade, Land of Lakes Pinellas Park and Skyway, Mariwood and Hickory Knoll loans and the 1994 prepayment of the Breckenridge and Highland Green loans, interest income on loans receivable, and consequently mortgage servicing fees, decreased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. Interest on loans payable - underlying mortgages ceased in 1994 due to the prepayment of the Miami Free Zone loan in December 1993.

Income from operations of real estate held for sale represents the net property operations of the following properties:
                                                     Occupancy
                                       Date of       Percent at
Property                             Acquisition   Sept. 30,1994
- - --------                         --------------------------------

Hammond Aire Plaza Shopping Center  December 1987       93%
Park Central Office Building        April 1988          95%
Brookhollow/Stemmons Center Office
  Complex                           August 1990         94%
Hawthorne Heights Apartments        September 1990      96%
Flamingo Pines Shopping Center      October 1990        96%
Perimeter 400 Center Office Complex December 1990       97%
Symphony Woods Office Center        September 1991      89%
Sun Lake Apartments                 December 1991       98%
420 North Wabash Office Building    October 1992        85%
Woodscape Apartments                December 1992       95%
Shoal Run Apartments                December 1992       96%

The properties owned by the Partnership at September 30, 1994 comprise approximately 51% of the Partnership's portfolio based on original funds advanced. Income from operations of real estate held for sale increased during the nine months ended September 30, 1994 as compared to the same periods in 1993 due to improved operations at seven of the properties, but in particular at the Perimeter 400 Center Office Complex resulting from significant leasing activity in 1993.

The December 1993 and February 1994 loan prepayments resulted in an increase in cash available for investment and correspondingly, an increase in interest income on short-term investments during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Participation income is recognized from participations in cash flow from properties securing certain of the Partnership's loans. The Partnership's loans generally bear interest at contractually fixed interest rates. Some loans also provide for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property securing the Partnership's loan and/or a share in the increase of gross income of the property above a certain level. The Partnership received participation income totaling $3,000,000 in connection with the February 1994 prepayments of the loans collateralized by the Breckenridge and Highland Green apartment complexes. During the third quarter of 1993, the Partnership received participation income of approximately $818,000 in connection with the August 1993 prepayments of the Skyway, Mariwood and Hickory Knoll and Pinellas Cascade, Land of Lakes Pinellas Park Loans.

A prepayment premium of $210,000 was received in August 1993 in connection with the prepayment of the loan collateralized by the Pinellas Cascade, Land of Lakes Pinellas Park mobile home parks.

The allowance for potential losses provides for potential loan losses and is based upon loan loss experience for similar loans and for the industry, upon prevailing economic conditions and the General Partner's analysis of specific loans in the Partnership's portfolio. A provision for potential losses was not recognized for the Partnership's loans during the nine months ended September 30, 1994. During the quarter ended September 30, 1994, the Partnership recognized a provision of $3,900,000 to provide for declines in the fair value of certain of its properties. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at September 30, 1994.

During 1993, the Partnership incurred leasing commissions in connection with leases signed at the Perimeter 400 Center and Brookhollow/Stemmons Center office complexes and the Park Central and 420 N. Wabash office buildings which resulted in an increase in amortization of deferred expenses during the nine months ended September 30, 1994 as compared to the same periods in 1993.

The Partnership incurred higher legal fees during the third quarter of 1993 which resulted in a decrease in administrative expenses for the quarter ended September 30, 1994 as compared to the same period in 1993.

Participation in income (loss) of joint ventures with affiliates represents the Partnership's 44.63% share of the operations of the Sand Pebble Village and Sand Pebble Village II apartment complexes, and the Partnership's investment in the loan collateralized by the 45 West 45th Street Office Building. The Partnership purchased its share of Sand Pebble Village II in October 1993. The Partnership recognized its share of a decline in the fair values of the Sand Pebble Village Apartments and 45 West 45th Street Office Building during 1993. As a result, the Partnership recognized participation in loss of joint ventures with affiliates during the nine months and quarter ended September 30, 1993 as compared to income during the same periods in 1994. In addition, the purchase of Sand Pebble Village II, which generated income in 1994, contributed to income from joint ventures with affiliates during 1994.

Affiliates' participation in joint ventures represents the affiliates' shares of income or loss at the Sun Lake Apartments and Perimeter 400 Center and Brookhollow/Stemmons Center office complexes. The Partnership incurred significant leasing costs at the Perimeter 400 Center during 1993, which resulted in improved operations at the property during 1994. In addition, the Partnership recognized a decline in the fair values of the Sun Lake Apartments during the third quarter of 1994 and the Brookhollow/Stemmons Center during the second quarter of 1993. As a result of the combined effect of these events, the affiliates recognized participation in income of joint ventures during the nine months ended September 30, 1994 as compared to a loss during the same period in 1993. In addition, the decline in the fair value of Sun Lake Apartments was the primary reason for the increase in the affiliates' loss during the quarter ended September 30, 1994 as compared to the same period in 1993.

The Partnership recognized a gain on the sale of property during the third quarter of 1993 of $3,471,731 in connection with the sale of Winchester Mall in September 1993, and during the third quarter of 1994 of $818,379 resulting from the disposition of the Partnership's investment in the Northgate and Gatewood apartment complexes in August 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash or near cash position of the Partnership decreased as of September 30, 1994 when compared to December 31, 1993. The Partnership's operating activities include cash flow from the operations of the Partnership's real estate held for sale, participation income from the loan prepayments and interest income from the Partnership's remaining loans. This cash flow, along with interest earned on short-term investments, was used in part to pay Partnership administrative expenses and mortgage servicing fees. The Partnership received funds from investing activities relating primarily to two loan prepayments and the disposition of its investment in the Northgate and Gatewood Apartment Complexes in 1994 and used a portion of these funds for improvements to certain properties. The Partnership's financing activities included distributions to Partners, the payment of principal on the underlying loans and mortgage notes payable and the repayment of the underlying mortgage loans collateralized by the Woodscape Apartments and Northgate and Gatewood Apartment Complexes. Currently, the Partnership holds approximately $14,373,000 of Mortgage Reductions from previous loan prepayments. The Partnership made special distributions of Mortgage Reductions of approximately $11,337,000, $13,826,000 and $15,208,000 in January, April and July 1994, respectively. The remaining Mortgage Reductions have been retained while the Partnership analyzes future working capital requirements.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income, each after consideration of debt service. During the nine months ended September 30, 1994, all of the Partnership's eleven properties generated positive cash flow. The Northgate and Gatewood apartment complexes also generated positive cash flow during 1994. The Partnership also holds minority joint venture interests in two properties, both of which generated positive cash during the nine months ended September 30, 1994. The Partnership incurred leasing costs in 1994 at the Brookhollow/Stemmons Center Office Complex to lease vacant space and renew existing tenant leases which were scheduled to expire. These non-recurring expenditures were not included in classifying the cash flow performance of the property. Had these costs been included, this property would have operated at a marginal deficit during 1994.

During the nine months ended September 30, 1993, eleven of the Partnership's twelve properties generated positive cash flow. Winchester Mall, which generated positive cash flow, was sold in September 1993. The Woodscape Apartments generated positive cash flow during the first nine months of 1994 as compared to a marginal deficit during the same period in 1993, due to the prepayment of the underlying debt on the property in May 1994.

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

The Partnership and three affiliated partnerships (the "Participants") funded a $23,000,000 mortgage loan collateralized by the 45 West 45th Street Office Building located in New York, New York. The Partnership funded $9,500,000 of the total loan amount for a participating percentage of approximately 41%. In September 1991, the loan was placed in default. In October 1994, the Participants filed consensual foreclosure proceedings against the borrower. The Participants expect to obtain title to the property in 1995. See Part II Item
1. Legal Proceedings for additional information.

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

In February 1994, the Partnership entered into a contract for the sale of the Hammond Aire Plaza Shopping Center. The purchaser failed to satisfy the terms of the agreement and the contract was terminated. The Partnership has retained $25,000 of earnest money, including accrued interest thereon, previously received from the purchaser.

In May 1994, the Partnership prepaid the underlying mortgage loan of $3,386,956 collateralized by the Woodscape Apartments located in Raleigh, North Carolina and paid a prepayment premium of $101,609.

In July 1994, the Partnership purchased an out parcel of land at the Flamingo Pines Shopping Center for approximately $280,000.

In August 1994, the Partnership disposed of its investment in the Northgate and Gatewood apartment complexes which had been classified as real estate held for sale at December 31, 1993 for financial statement purposes. In connection with the disposition, the Partnership received $8,325,000 in full consideration of its investment interest in the properties, and repaid the outstanding underlying loan balances of $2,047,463 related to the properties. Included in the proceeds was $325,000 representing consideration for the Partnership's general partnership interest in the subsidiary partnership which holds title to the properties.

In November 1994, the Partnership completed the re-marketing of the Sun Lake Apartments underlying revenue bonds.

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

In October 1994, the Partnership paid a distribution of $2,765,124 ($2.00 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1994. The level of the regular quarterly distribution is consistent with the amount distributed for the first and second quarter of 1994. In October 1994, the Partnership also paid $230,427 to the General Partner as its distributive share of the Cash Flow distributed for the third quarter of 1994 and made a contribution to the Early Investment Incentive Fund in the amount of $76,809.

During the nine months ended September 30, 1994, the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 12,190 Interests from Limited Partners for a total cost of $1,533,578.

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

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

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

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- - --------------------------

(a) Williams proposed class action
- - ----------------------------------

With respect to the proposed class action lawsuit filed in the U. S. District Court, Northern District of Illinois (Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No. 90-C-0726), against the Partnership and certain affiliated entities, in May 1993, the Court issued an opinion and order denying the plaintiffs' motion for class certification based in part on the inadequacy of the individual plaintiffs representing the proposed class. Further, the Court granted the defendants' motion for certain sanctions against plaintiffs' counsel and ordered the plaintiffs' counsel to pay the defendants' attorneys' fees incurred with the class certification motion. The defendants filed a petition for reimbursement of their fees and costs from plaintiffs' counsel which remains pending. A motion previously filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied on August 18, 1994.

In July 1993, the Court gave plaintiffs leave to retain new counsel and to propose new individual class representatives. The plaintiffs retained new counsel and proposed three new individual class representatives. The defendants conducted discovery regarding the proposed new class representatives and, in February 1994, filed a response to the plaintiffs' latest motion for class certification. On July 29, 1994, the Court indicated an intent to certify a class relating to the plaintiffs' securities fraud claims, but gave leave for the defendants to file a further motion opposing class certification. On August 26, 1994, the defendants filed a motion which has been briefed. The motion remains pending.

(b)  45 West 45th Street Office Building
- - ----------------------------------------

As previously reported, the Partnership and three affiliates (together, the "Participants") funded a $23,000,000 mortgage loan collateralized by the 45 West 45th Street Office Building. The Partnership funded $9,500,000 of the loan for a participating percentage of approximately 41%. The loan was placed in default, and after modification negotiations between the Participants and the borrower were unsuccessful, the borrower agreed to an uncontested foreclosure. On October 7, 1994, the Participants filed consensual foreclosure proceedings against the borrower in the Supreme Court of the State of New York, City of New York, Balcor Mortgage Advisors, Inc. vs. 45 W. 45th Street Associates (Case No.: 128631/94). The borrower has agreed not to contest the case. The Participants expect to obtain title to the property during the first quarter of 1995, and until such time, continues to receive all net cash from property operations.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.

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



Date: November 14, 1994
      ---------------------------