Form 10-K
BALCOR PENSION INVESTORS VI
filed 1995-03-31
CIK 755497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-14332
                       -------

                          BALCOR PENSION INVESTORS-VI
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3319330
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1.  Business
-----------------

Balcor Pension Investors-VI (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $345,640,500 from sales of Limited Partnership Interests. The Registrant's operations consist of investment in first mortgage loans and, to a lesser extent, wrap-around mortgage loans and junior mortgage loans. The Registrant is also currently operating eleven properties and holds minority joint venture interests with affiliates in three other properties. All financial information in this report relates to this industry segment.

The Registrant originally funded thirty-one loans. A portion of the Mortgage Reductions generated by loan prepayments has been distributed to Limited Partners and the remainder was added to working capital reserves. As a result of the repayments, foreclosures and write-off of thirty loans, the Registrant has one loan remaining in its portfolio as of December 31, 1994. Thirteen properties and two minority joint ventures with affiliates were acquired through foreclosure and an additional minority joint venture interest with affiliate was purchased. The Registrant sold two of the properties. The Registrant has eleven properties and three investments in joint ventures with affiliates as of December 31, 1994. See Item 2. Properties for additional information.

The commercial real estate industry is beginning to emerge from several years of decline and re-structuring. Office properties have begun to emerge from the effects of overbuilding and corporate downsizing. Effective rents and occupancy levels began to increase nationally in 1994 and some markets are experiencing a shortage of large blocks of contiguous space. With new construction expected to remain at a minimum for 1995, office market conditions are expected to continue their upward performance for the next year.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. All of the Registrant's properties generated positive cash flow during 1994.

The Registrant disposed of its investment in two properties in 1994 that were classified as real estate held for sale in 1993. See Note 11 of Notes to Financial Statements for additional information.

In February 1994, the Registrant received prepayments on two loans receivable. See Item 7. Liquidity and Capital Resources for additional information.

In May 1994, the Registrant prepaid the mortgage loan payable on the Woodscape Apartments. See Item 7. Liquidity and Capital Resources for additional information.

During January 1995, the Registrant and an affiliate placed the Jonathan's Landing loan in default and accelerated the loan. See Item 3. Legal Proceedings for additional information.

In February 1995, the Registrant and three affiliates acquired title to the 45 West 45th Street office building through foreclosure. See Item 3. Legal Proceedings for additional information.

The Registrant, by virtue of its ownership of real estate acquired through foreclosure, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Mortgage Advisors-VI, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2.  Properties
-------------------

As of December 31, 1994, the Registrant owns the eleven properties and interests in three minority joint ventures described below:

Location                      Description of Property
--------                      -----------------------
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

Fulton County, Georgia    **  Perimeter 400 Center: a ten story office building
                              and six story office building connected at the first 3 levels which combined contain approximately 358,000 square feet.

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

In addition, the Registrant also holds minority joint venture interests in the Sand Pebble Village and Sand Pebble Village II apartment complexes, located in Riverside (Los Angeles), California, and the 45 West 45th Street Office Building located in New York, New York.

Sun Lake Apartments is held subject to a mortgage.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3.  Legal Proceedings
--------------------------

a)  Williams class action
    ---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.: 90-C-0726 (U. S. District Court, Northern District of Illinois) against the Registrant, the General Partner, The Balcor Company, Shearson Lehman Hutton, Inc., American Express Company, other affiliates, and seven affiliated limited partnerships (the "Related Partnerships") as defendants. The complaint alleges that the defendants violated Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests of the Registrant and the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants filed their answer, affirmative defenses and a counterclaim to the complaint. The defendants' counterclaim asserts claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding the defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover damages to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Further, the Court granted the defendants' motion for sanctions and ordered that plaintiffs' counsel pay certain of the defendants' attorneys' fees incurred with the class certification motion. In January 1995, the Court ordered the plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court.

The plaintiffs retained new co-counsel and proposed new class representatives. In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Registrant and the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification which was denied on December 21, 1994. The Court has ordered the parties to meet to discuss notice to the class and a schedule for discovery.

A motion filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied by the Court in August 1994.

The defendants intend to continue vigorously contesting this action. Management of each of the defendants believes they have meritorious defenses to contest the claims.

Jonathan's Landing Apartments
-----------------------------

In 1987, Balcor Mortgage Advisors, Inc. ("BMA"), acting as nominee for the Registrant and an affiliate, funded a $23,500,000 loan evidenced by a promissory note and collateralized by a first mortgage on Jonathan's Landing Apartments. The Registrant's share of the loan was $11,045,000 for a participating percentage of 47%.

In November 1994, the borrower, without notice to or consent from BMA, as required by the loan, sold the property to a third party. On January 5, 1995, BMA placed the loan in default and accelerated the loan. The loan was not repaid and on January 24, 1995, BMA commenced proceedings in the Superior Court of King County, Washington (Balcor Mortgage Advisors, Inc. vs. Executive Life Insurance Co., et al., Case No.: 95-2019811) and filed a motion for the appointment of a receiver to manage the property and for enforcement of the assignment of rents. The motion was denied on February 27, 1995.

The Registrant and affiliate are currently negotiating with the new owner. If unsuccessful, the Registrant and affiliate may proceed with a non-judicial foreclosure of the property.

45 West 45th Street office building
-----------------------------------

In 1988 and 1989, Balcor Mortgage Advisors, Inc., acting as nominee for the Registrant and three affiliates (together, the "Participants"), funded a $23,000,000 loan to 45 West 45th Street Associates, collateralized by a first priority lien on the 45 West 45th Street office building, New York City, New York (the "Property"). The Registrant's share of the loan is $9,500,000, for a participating percentage of approximately 41%.

In 1991, the loan was placed in default due to the failure of the borrower to make payments due under the loan. After modification negotiations were unsuccessful, the borrower agreed to an uncontested foreclosure (Balcor Mortgage Advisors, Inc., vs. 45 W. 45th Street Associates, Supreme Court of the State of New York, City of New York, Case No.: 128631/94). The Participants were the successful bidder at the foreclosure sale and, on February 2, 1995, a limited partnership in which each of the Participants holds an interest equal to its participating percentage in the loan obtained title to the Property.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
----------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, and Item 7. Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 67,130.


Item 6.  Selected Financial Data
--------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income       $16,734,841 $16,941,268 $18,438,167 $21,340,107 $25,007,759
Provision for
  losses on
  loans, real
  estate and
  accrued interest
  receivable         3,900,000   4,665,000  18,500,000  16,086,000   9,000,000
Income before
  gain on dis-
  positions of
  real estate       10,222,248   8,345,743     730,590   3,860,085  14,044,732
Net income          11,040,627  11,817,474     730,590   3,860,085  14,044,732
Net income per
  Limited Partner-
  ship Interest           7.18        7.69         .48        2.51        9.14
Total assets       190,674,572 240,813,287 242,357,773 259,605,790 259,080,824
Mortgage notes
  payable           15,700,000  21,257,668  21,572,650  19,346,412        None
Distributions per
  Limited Partner-
  ship Interest          39.20        8.00       11.00       14.00       39.47

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Summary of Operations
---------------------

Balcor Pension Investors-VI (the "Partnership") received prepayments on two loans in 1994 and three loans in 1993, leading to a significant decrease in net interest income on loans receivable, and recognized a gain on the sale of Winchester Mall in 1993, which have resulted in a decrease in net income in 1994 as compared to 1993. This decrease was partially offset by improved operations at several of the Partnership's properties, participation income received in connection with the loan prepayments and lower provisions for losses on loans and real estate.

During 1993, the provision for potential losses on loans and real estate decreased significantly, which resulted in an increase in net income during 1993 as compared to 1992. Further discussion of the Partnership's operations is summarized below.

Operations
----------

1994 Compared to 1993
---------------------

As a result of the prepayment of two loans in 1994 and three loans in 1993, interest income on loans receivable, and consequently mortgage servicing fees, decreased during 1994 as compared to 1993. Interest on loans payable - underlying mortgages ceased in 1994 due to the prepayment of the Miami Free Zone loan in 1993. As of December 31, 1994, the Jonathan's Landing Apartments loan was on non-accrual status. The funds advanced by the Partnership for this non-accrual loan totalled approximately $11,045,000, representing approximately 4% of original funds advanced. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. During 1994, the Partnership received cash payments of interest income totaling approximately $881,300 on this loan, as required under the terms of the loan agreement.

Income from operations of real estate held for sale represents the net property operations generated by the eleven remaining properties the Partnership has acquired through foreclosure. Original funds advanced by the Partnership totalled approximately $145,000,000 for these eleven real estate investments. Income from operations of real estate held for sale increased during 1994 as compared to 1993 due to improved operations at five of the properties, but in particular at the Perimeter 400 Center office complex where rental income increased in 1994 due to significant leasing activity in 1993.

The 1993 and 1994 loan prepayments resulted in an increase in cash available for investment, and correspondingly, an increase in interest income on short-term investments during 1994 as compared to 1993.

Participation income is recognized from participations in cash flow from properties securing certain of the Partnership's loans. The Partnership's loans generally bear interest at contractually fixed interest rates. Some loans also provide for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property securing the Partnership's loan and/or a share in the increase of gross income of the property above a certain level. The Partnership received participation income in connection with loan prepayments totaling $3,000,000 in 1994 and approximately $933,000 in 1993.

A prepayment premium of $210,000 was also received in 1993 in connection with the prepayment of the Pinellas Cascade, Land of Lakes Pinellas Park loan.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provision for loans in 1994 and a provision of $600,000 in 1993. In addition, the Partnership recognized a provision of $3,900,000 in 1994 and a provision of $4,065,000 in 1993, related to the Partnership's real estate held for sale to provide for declines in the fair value of certain properties in the Partnership's portfolio.

During 1993, the Partnership incurred leasing commissions in connection with leases signed at four of its commercial properties which resulted in an increase in amortization of deferred expenses during 1994 as compared to 1993.

Participation in income (loss) of joint ventures with affiliates represents the Partnership's share of the operations of the Sand Pebble Village and Sand Pebble Village II apartment complexes and the 45 West 45th Street office building. The Partnership recognized its share of a decline in the fair values of the Sand Pebble Village during 1994 and 1993 and the 45 West 45th Street office building during 1993. As a result, the Partnership recognized participation in loss of joint ventures with affiliates during 1993 as compared to participation in income during 1994. In addition, Sand Pebble Village II, purchased in October 1993, generated income in 1994, which contributed to the income from joint ventures with affiliates during 1994.

Affiliates' participation in joint ventures represents the affiliates' shares of income or loss at the Sun Lake Apartments and Perimeter 400 Center and Brookhollow/Stemmons Center office complexes. The Partnership incurred significant leasing costs at the Perimeter 400 Center during 1993, which resulted in improved operations at the property during 1994. In addition, the Partnership recognized a decline in the fair values of the Sun Lake Apartments during 1994 and the Brookhollow/Stemmons Center during 1993. As a result of the combined effect of these events, the affiliates recognized participation in income of joint ventures during 1994 as compared to a participation in loss of joint ventures during 1993.

The Partnership recognized a gain on disposition of real estate during 1994 of $818,379 resulting from the disposition of its investment in the Northgate and Gatewood apartment complexes and during 1993 of $3,471,731 in connection with the sale of Winchester Mall.

1993 Compared to 1992
---------------------

As a result of the acquisition through foreclosure of one property in 1993, and two properties and a minority joint venture interest with affiliate in 1992, net interest income on loans receivable, and consequently mortgage servicing fees, decreased during 1993 as compared to 1992. This decrease was partially offset by additional income received in 1993 in connection with the prepayment of one loan.

Allowances related to the Miami Free Zone loan in the amount of $2,106,906 were written off in connection with the prepayment of the loan at its net carrying value.

Income from operations of real estate held for sale in 1993 represented the net property operations generated by the thirteen remaining properties the Partnership had acquired through foreclosure. Original funds advanced by the Partnership totalled approximately $149,100,000 for these thirteen real estate investments. Income from operations of real estate held for sale remained relatively unchanged during 1993 as compared to 1992. Rental income increased during 1993 at the Park Central Office Building due to leasing activity during the latter part of 1992 which resulted in increased average occupancy levels.

Rental income also increased during 1993 at the Sun Lake Apartments due to increased occupancy levels and rental rates. Income was generated during 1993 from the acquisition through foreclosure of the 420 N. Wabash Office Building and Shoal Run Apartments which were acquired through foreclosure in the latter part of 1992. These increases were substantially offset by significant leasing costs incurred during 1993 at the Perimeter 400 Center to lease vacant space and renew existing leases.

The 1993 loan prepayments and sale of Winchester Mall resulted in an increase in cash available for investment, and correspondingly, an increase in interest income on short-term investments during 1993 as compared to 1992.

During 1993, the Partnership incurred leasing commissions in connection with leases signed at four of its commercial properties which resulted in an increase in amortization of deferred expenses during 1993 as compared to 1992.

The Partnership incurred higher legal fees during 1992 in connection with non-accrual loans, foreclosures and loan defaults, resulting in a decrease in administrative expenses during 1993 as compared to 1992.

Participation in income (loss) of joint ventures with affiliates represents the Partnership's share of the operations of the Sand Pebble Village and Sand Pebble Village II apartment complexes, and the Partnership's investment in the 45 West 45th Street office building loan. The Partnership recognized its share of a decline in the fair values of Sand Pebble Village and 45 West 45th Street during 1993. As a result, the Partnership's participation in loss of joint ventures with affiliates increased during 1993 as compared to 1992. The joint venture received title to the Sand Pebble Village through foreclosure in July 1992, and purchased its share of Sand Pebble Village II in October 1993.

Affiliates' participation in loss of joint ventures decreased during 1993 as compared to 1992 due to a provision for potential losses recognized for the Perimeter 400 Center during 1992.

The Partnership recognized a gain on disposition of real estate in 1993 of $3,471,731 in connection with the sale of Winchester Mall.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of December 31, 1994 when compared to December 31, 1993. Operating activities included cash flow from the operations of the Partnership's real estate held for sale, participation income from loan prepayments and interest income from the Partnership's remaining loans, which were partially offset by the payment of administrative expenses and mortgage servicing fees. Investing activities related primarily to funds received in connection with two loan prepayments and the disposition of its investment in the Northgate and Gatewood apartment complexes and funds used for additions to certain properties and payment of leasing commissions. Financing activities included distributions to Partners, the payment of principal on the underlying loans and mortgage notes payable and the repayment of the underlying mortgage loans on the Woodscape, Northgate and Gatewood apartment complexes. The Partnership made special distributions of Mortgage Reductions of approximately $40,371,000 in 1994. Mortgage Reductions of approximately $22,010,000 from previous loan prepayments have been retained for working capital requirements.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Sun Lake Apartments is the only Partnership property with underlying debt. During 1994 and 1993, all of the Partnership's properties, including the three properties in which the Partnership holds minority joint venture interests with affiliates, generated positive cash flow. The Northgate and Gatewood apartment complexes also generated positive cash flow in 1994. As of December 31, 1994, the occupancy rates of the Partnership's residential properties ranged from 95% to 98%, and the occupancy rates of the commercial properties ranged from 85% to 97%.
Significant leasing costs were incurred in 1993 at the Perimeter 400 Center and Brookhollow/Stemmons Center office complexes of approximately $2,063,000 and $1,744,000, respectively, to lease vacant space and renew existing tenant leases which were scheduled to expire during 1993. These non-recurring expenditures were not included in classifying the cash flow performance of the properties. Had these costs been included, these properties would have each been classified as generating significant deficits during 1993. The General Partner is continuing its efforts to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

Because of the weak real estate markets in certain cities and regions of the country, attributable to local and regional market conditions such as overbuilding and recessions in local economies and specific industry segments, certain borrowers requested that the Partnership allow prepayment of mortgage loans. The Partnership allowed some of these borrowers to prepay such loans, in some cases without assessing prepayment premiums, under circumstances where the General Partner believed that refusing to allow such prepayments would ultimately prove detrimental to the Partnership because of the likelihood that the properties would not generate sufficient revenues to keep loan payments current. In other cases, borrowers requested prepayment in order to take advantage of lower available interest rates. In these cases, the Partnership collected substantial prepayment premiums. In addition, certain borrowers failed to make payments when due to the Partnership for more than ninety days and, accordingly, these loans have been placed on non-accrual status (income is recorded only as cash payments are received). The General Partner negotiated with some of these borrowers regarding modifications of the loan terms and instituted foreclosure proceedings under certain circumstances. Such foreclosure proceedings may have been delayed by factors beyond the General Partner's control such as bankruptcy filings by borrowers and state law procedures regarding foreclosures.

The Partnership and three affiliates (the "Participants") funded a $23,000,000 first mortgage loan on the 45 West 45th Street office building. The Partnership funded $9,500,000 of the loan for a participating percentage of approximately 41%. In February 1995, the Participants received title to the property through foreclosure. The Partnership's investment in this loan was reclassified from loan in substantive foreclosure to an investment in joint venture with affiliates effective January 1993. It is the General Partner's opinion that the borrower had effectively surrendered control of the property. See Item 3. Legal Proceedings for additional information.

In February 1994, the borrower of the Breckenridge and Highland Green apartment complex loans prepaid the loans in full in the total amount of $24,637,000, comprised of the original funds advanced on the loan of $21,637,000 and participation income of $3,000,000.

In May 1994, the Partnership prepaid the Woodscape Apartments underlying mortgage loan of $3,386,956 and paid a prepayment premium of $101,609.

In August 1994, the Partnership disposed of its investment in the Northgate and Gatewood apartment complexes which had been classified as real estate held for sale at December 31, 1993 for financial statement purposes. In connection with the disposition, the Partnership received proceeds of $8,325,000 and the underlying loans related to the properties of $2,047,463 were repaid. See Note 11 of Notes to Financial Statements for additional information.

In November 1994, the Partnership completed the re-marketing of the Sun Lake Apartments underlying revenue bonds. See Note 5 of Notes to Financial Statements for additional information.

In January 1995, the Partnership and an affiliate placed the Jonathan's Landing Apartments loan in default and accelerated the loan due to the sale of the property by the borrower without the required consent from the Partnership and its affiliate. See Item 3. Legal Proceedings for additional information.

The Noland Fashion Square shopping center loan has been recorded by the Partnership as an investment in acquisition loan. The Partnership has recorded its share of the collateral property's operations as equity in loss from investment in acquisition loan. The Partnership's share of operations has no effect on the cash flow of the Partnership, and amounts representing contractually required debt service are recorded as interest income.

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

The Partnership made four distributions totaling $39.20, $8.00 and $11.00 per Interest in 1994, 1993 and 1992, respectively. See Statement of Partners' Capital for additional information. Distributions were comprised of $10.00 of Cash Flow and $29.20 of Mortgage Reductions in 1994, $8.00 of Cash Flow in 1993, and $10.25 of Cash Flow and $.75 of Mortgage Reductions in 1992. Cash Flow distributions increased in 1994 as compared to 1993 primarily due to loan prepayments and the disposition of the Partnership's investment in Northgate and Gatewood apartment complexes. Cash Flow distributions decreased during 1993 as compared to 1992 primarily due to the reduction of Cash Flow resulting from loan defaults and the Partnership's need to maintain adequate reserves for working capital requirements at the foreclosed properties.

In January 1995, the Partnership paid a distribution of $2,765,124 ($2.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution from Cash Flow for the fourth quarter of 1994. To date, Limited Partners have received cash distributions totaling $185.92 per $250 Interest. Of this amount, $119.92 represents Cash Flow from operations and $66.00 represents a return of Original Capital. In January 1995, the Partnership also paid $230,427 to the General Partner as its distributive share of the Cash Flow distributed for the fourth quarter of 1994 and made a contribution to the Early Investment Incentive Fund in the amount of $76,809.

The Partnership expects to continue making cash distributions from the Cash Flow generated by the receipt of mortgage payments on the loan receivable and property operations less payments on the underlying loan, fees to the General Partner and administrative expenses. The level of future distributions is dependent on cash flow from property operations and the receipt of interest income from the remaining mortgage loan. The General Partner, on behalf of the Partnership, has retained what it believes is an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

During 1994 the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 13,533 Interests from Limited Partners for a cost of $1,695,275.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all but one of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The

General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-VI, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                              OFFICERS
     -----                              --------


Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.


Item 11.  Executive Compensation
--------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Mortgage Advisors-VI, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the general partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Mortgage Advisors-VI and its officers and partners own as a group through the Early Investment Incentive Fund and otherwise the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
         Interests            44,079 Interests       3.2%

Relatives and affiliates of the officers and partners of the General Partner do not own any additional interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

(a & b) See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c)  No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV


Item 14.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

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

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-VI


                         By:  /s/Allan Wood
                              -----------------------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Mortgage Advisors-VI,
                              the General Partner

Date: March 31, 1995
      ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
---------------------    -------------------------------      ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/Thomas E.  Meador     Advisors-VI, the General Partner    March 31, 1995
---------------------                                        --------------
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Mortgage
    /s/Allan Wood        Advisors-VI, the General Partner    March 31, 1995
--------------------                                         --------------
     Allan Wood

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Pension Investors-VI:

We have audited the accompanying balance sheets of Balcor Pension Investors-VI (An Illinois Limited Partnership) as of December 31, 1994 and 1993, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-VI (An Illinois Limited Partnership) at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.







                                                           ERNST & YOUNG LLP




Chicago, Illinois
March 11, 1995

                           BALCOR PENSION INVESTORS-VI
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                            December 31, 1994 and 1993

                                      ASSETS


                                                    1994          1993
                                               ------------- -------------
Cash and cash equivalents                      $ 31,007,746  $ 48,820,877
Restricted investment                               700,000       700,000
Escrow deposits - restricted                                      238,983
Accounts and accrued interest receivable          2,554,367     1,798,891
Prepaid expenses                                    106,824       131,352
Deferred expenses, net of accumulated
  amortization of $713,230 in 1994
  and $516,617 in 1993                            1,196,673     1,194,206
                                               ------------- -------------
                                                 35,565,610    52,884,309
                                               ------------- -------------
Investment in loans receivable:
  Loans receivable - first mortgages              9,635,000    31,272,000
  Investment in acquisition loan                  4,467,124     4,507,534
Less:
  Allowance for potential loan losses             1,308,594     1,308,594
                                               ------------- -------------
Net investment in loans receivable               12,793,530    34,470,940
Real estate held for sale (net of allowance
  of $7,965,000 in 1994 and
  of $4,065,000 in 1993)                        128,963,046   139,802,469
Investment in joint ventures with affiliates     13,352,386    13,655,569
                                               ------------- -------------
                                                155,108,962   187,928,978
                                               ------------- -------------
                                               $190,674,572  $240,813,287
                                               ============= =============

                         LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable          $    505,648  $    428,576
Due to affiliates                                   174,178       154,415
Other liabilities, principally escrow
   liabilities and accrued real estate taxes        905,270     1,090,697
Security deposits                                   645,604       666,823
Mortgage notes payable                           15,700,000    21,257,668
                                               ------------- -------------
    Total liabilities                            17,930,700    23,598,179
                                               ------------- -------------

Affiliates' participation in joint ventures      19,857,072    19,636,325

Partners' capital (1,382,562 Limited
  Partnership Interests issued and outstanding) 152,886,800   197,578,783
                                               ------------- -------------
                                               $190,674,572  $240,813,287
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-VI
                        (An Illinois Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
              for the years ended December 31, 1994, 1993 and 1992



                                   Partners' Capital (Deficit) Accounts
                                ------------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                -------------- ------------- -------------

Balance at December 31, 1991    $ 214,102,924  $ (5,039,535) $219,142,459

Cash distributions to:
  Limited Partners (A)            (15,208,182)                (15,208,182)
  General Partner                  (1,574,583)   (1,574,583)

Net income for the year
  ended December 31, 1992             730,590        73,059       657,531
                                -------------- ------------- -------------
Balance at December 31, 1992      198,050,749    (6,541,059)  204,591,808

Cash distributions to:
  Limited Partners (A)            (11,060,496)                (11,060,496)
  General Partner                  (1,228,944)   (1,228,944)

Net income for the year
  ended December 31, 1993          11,817,474     1,181,747    10,635,727
                                -------------- ------------- -------------
Balance at December 31, 1993      197,578,783    (6,588,256)  204,167,039

Cash distributions to:
  Limited Partners (A)            (54,196,430)                (54,196,430)
  General Partner                  (1,536,180)   (1,536,180)

Net income for the year
  ended December 31, 1994          11,040,627     1,104,063     9,936,564
                                -------------- ------------- -------------
Balance at December 31, 1994    $ 152,886,800  $ (7,020,373) $159,907,173
                                ============== ============= =============






(A)  Summary of cash distributions paid per Limited Partnership Interest:


                                     1994           1993          1992
                                -------------- ------------- -------------

              First Quarter     $       12.20  $       2.00  $       3.50
              Second Quarter            12.00          2.00          2.75
              Third Quarter             13.00          2.00          2.75
              Fourth Quarter             2.00          2.00          2.00


  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-VI
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1994, 1993 and 1992



                                     1994           1993          1992
                                -------------- ------------- -------------
Income:
  Interest on loans receivable
    and from investment
    in acquisition loan         $   2,362,044  $  7,800,950  $ 10,951,092
  Less interest on loans
    payable - underlying
    mortgages                                       935,768     1,424,807
                                -------------- ------------- -------------
  Net interest income on
    loans receivable                2,362,044     6,865,182     9,526,285

  Income from operations of
    real estate held for sale       9,639,905     8,241,518     8,249,017
  Interest on short-term
    investments                     1,694,880       692,015       615,234
  Participation income              3,000,000       932,553        47,631
  Prepayment income                                 210,000
                                -------------- ------------- -------------
      Total income                 16,696,829    16,941,268    18,438,167
                                -------------- ------------- -------------
Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable             3,900,000     4,665,000    18,500,000
  Amortization of deferred
    expenses                          281,613       202,244        25,954
  Administrative                    1,448,472     1,511,351     1,710,994
  Mortgage servicing fees              66,204       178,782       260,645
                                -------------- ------------- -------------
      Total expenses                5,696,289     6,557,377    20,497,593
                                -------------- ------------- -------------
Income (loss) before joint
  venture participations,
  equity in loss from in-
  vestment in acquisition loan
  and gain on dispositions of
  real estate                      11,000,540    10,383,891    (2,059,426)

Participation in income (loss)
  of joint ventures - affiliates      568,147    (2,482,286)      (30,386)
Affiliates'participation in
  (income) loss of joint
  ventures                         (1,306,029)      495,936     2,856,402
Equity in loss from investment
  in acquisition loans                (40,410)      (51,798)      (36,000)
Gain on dispositions of real
  estate                              818,379     3,471,731
                                -------------- ------------- -------------
Net income                      $  11,040,627  $ 11,817,474  $    730,590
                                ============== ============= =============
Net income allocated
  to General Partner            $   1,104,063  $  1,181,747  $     73,059
                                ============== ============= =============
Net income allocated
  to Limited Partners           $   9,936,564  $ 10,635,727  $    657,531

                                ============== ============= =============
Net income per Limited
  Partnership Interest
  (1,382,562 issued and
  outstanding)                  $        7.18  $       7.69  $        .48
                                ============== ============= =============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR PENSION INVESTORS-VI
                         (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992



                                     1994           1993          1992
                                -------------- ------------- -------------
Operating activities:

  Net income                    $  11,040,627  $ 11,817,474  $    730,590
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Gain on dispositions of
        real estate                  (818,379)   (3,471,731)
      Participation in (income)
        loss of joint
        ventures - affiliates        (568,147)    2,482,286        30,386
      Equity in loss from
        investment in
        acquisition loan               40,410        51,798        36,000
      Affiliates'participation
        in income (loss) of
        joint ventures              1,306,029      (495,936)   (2,856,402)
      Amortization of deferred
        expenses                      281,613       202,244        68,800
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable         3,900,000     4,665,000    18,500,000
      Net change in:
        Escrow deposits -
          restricted                  238,983       590,551       178,671
        Accounts and accrued
          interest receivable        (455,476)     (322,238)      380,168
        Prepaid expenses               24,528       (48,462)      (18,847)
        Accounts and accrued
          interest payable             77,072        44,269      (237,057)
        Due to affiliates              19,763         5,960        20,141
        Other liabilities            (185,427)     (976,242)     (526,673)
        Security deposits             (21,219)       54,703        87,436
                                -------------- ------------- -------------
  Net cash provided by
    operating activities           14,880,377    14,599,676    16,393,213
                                -------------- ------------- -------------
Investing activities:

  Purchase of restricted
    investment                                               $   (700,000)
  Distribution from joint
    ventures - affiliates       $     871,330  $  1,292,204       136,235
  Payment of expenses on real
    estate held for sale                                         (812,695)
  Collection of principal
    payments on loans receivable   21,637,000    35,290,969       284,598
  Collection of principal payment
    on investment in acquisition
    loan                                                          202,552
  Additions to properties            (867,198)   (3,347,853)   (1,473,345)
  Payment of deferred expenses       (284,080)     (486,394)     (898,040)
  Proceeds from dispositions of
    real estate                     8,325,000     8,971,731       714,450
  Purchase of joint venture
    interest in property with
    affiliate                                    (1,932,909)
                                -------------- ------------- -------------
  Net cash provided by or used
    in investing activities        29,682,052    39,787,748    (2,546,245)
                                -------------- ------------- -------------

Financing activities:

  Distributions to
    Limited Partners              (54,196,430)  (11,060,496)  (15,208,182)
  Distributions to
    General Partner                (1,536,180)   (1,228,944)   (1,574,583)
  Distributions to joint
    venture partners -
    affiliates                     (1,188,567)     (160,988)   (1,182,789)
  Capital contributions by joint
    venture partners - affiliates     103,285       770,696       670,948
  Repayment of mortgage notes
    payable and underlying loan
    payable                        (5,434,419)   (7,851,022)
  Principal payments on
    underlying loans and
    mortgage notes payable           (123,249)     (314,982)     (478,772)
                                -------------- ------------- -------------
  Net cash used in
    financing activities          (62,375,560)  (19,845,736)  (17,773,378)
                                -------------- ------------- -------------

Net change in cash and
  cash equivalents                (17,813,131)   34,541,688    (3,926,410)

Cash and cash equivalents at
  beginning of year                48,820,877    14,279,189    18,205,599
                                -------------- ------------- -------------
Cash and cash equivalents at
  end of year                   $  31,007,746  $ 48,820,877  $ 14,279,189
                                ============== ============= =============


  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

 1.  Accounting Policies:

(a) Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment has occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

Various loan agreements provide for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding a base amount. Participation income is reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate owned is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(b) Allowances are recorded through charges to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of impairment are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations.

When the General Partner believes the likelihood of foreclosure is more than remote, a loss provision is recorded if the loan balance exceeds the estimated fair value of the collateral property less costs of disposal. Upon foreclosure, actual losses are charged to the allowance and the fair value of the property is transferred to real estate held for sale. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. An allowance for loss is recorded when a decline in the value of a property owned is believed to be temporary. Impairment in value considered to be permanent results in the direct writedown of the property's carrying value to its estimated fair value.

(c) Deferred expenses consist of mortgage brokerage fees which are amortized on a straight-line basis over the term of the loan and leasing commissions paid to outside brokers which are amortized on a straight-line basis over the term of the leases to which they apply.

(d) Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight-line basis over the respective lease terms.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(f) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(g) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership's income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(h) Investment in acquisition loan represents a first mortgage loan which, because the loan agreement includes certain specified terms, must be accounted for under generally accepted accounting principles as an investment in a real estate joint venture. The investment is therefore reflected in the accompanying financial statements using the equity method of accounting. Under this method, the Partnership records its investment at cost (representing total loan funding) and subsequently adjusts its investment for its share of property income or loss.

Amounts representing contractually-required debt service are recorded in the accompanying statements of income and expenses as interest income. Equity in investment in acquisition loan represents the Partnership's share of the collateral property's operations, including depreciation and interest expense. The Partnership's share of income (loss) has no effect on the cash flow of the Partnership.

(i) Investment in joint ventures - affiliates represents the Partnership's 44.63% and 41.3% interest, under the equity method of accounting, in joint ventures with affiliated partnerships. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(j) Several reclassifications have been made in the previously reported 1993 and 1992 financial statements to conform with the classification used in 1994 including the reclassification of loans in substantive foreclosure to loans or real estate to conform with the provisions of Statement of Financial Accounting Standards No. 114 which was adopted as of January 1, 1994. These reclassifications have not changed the 1993 or 1992 results.

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

To the extent that Cash Flow is distributed, distributions are made as follows:
(i) 90% of such Cash Flow is distributed to the Limited Partners, (ii) 7.5% of such Cash Flow is distributed to the General Partner, and (iii) an additional 2.5% of such Cash Flow is distributed to the General Partner and constitutes the Early Investment Incentive Fund (the "Fund"). An amount not to exceed such 2.5% share originally allocated will be returned to the Partnership by the General Partner at the dissolution of the Partnership to the extent necessary to enable Early Investors to receive upon dissolution of the Partnership a return of their Original Capital plus a Cumulative Return of 15% for Interests purchased on or before June 30, 1985, and 14% for Interests purchased between July 1, 1985 and October 31, 1985.

Amounts placed in the Fund are used to repurchase Interests from existing Limited Partners, at the sole discretion of the General Partner and subject to certain limitations. During 1994, the Fund repurchased 13,533 Interests at a cost of $1,695,275. All repurchases of Interests have been made at 90% of the current value of such Limited Partnership Interests at the previous quarter end.

Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests are paid to the Fund and are available to repurchase additional Interests.

3. Investment in Loan Receivable and Acquisition Loan:

The Partnership and an affiliated partnership participate in a first mortgage loan on the Jonathan's Landing Apartments. The Partnership participates ratably in 47% of the loan amount and related interest income. At December 31, 1994, the Partnership's share of the loan had a balance of $9,635,000 and current monthly payments of $77,740 at 9.5% are due through maturity in May 1997. The monetary terms of this loan were modified in 1992.

Non-accrual loans and loans whose payment terms have been restructured are hereinafter referred to as impaired loans. Net interest income relating to impaired loans would have been $1,049,275 in 1994, $4,444,476 in 1993 and $8,277,355 in 1992. Net interest income included in the accompanying Statements of Income and Expenses amounted to $887,409 in 1994, $3,198,625 in 1993 and $5,950,719 in 1992.

The Jonathan's Landing impaired loan balance of $9,635,000 at December 31, 1994 includes a related allowance for losses of $1,034,000. The average recorded investment in the impaired loan during the year ended December 31, 1994 was $9,635,000.

In January 1989, the Partnership and two affiliated partnerships entered into a participation agreement to fund a $23,300,000 first mortgage loan on the Noland Fashion Square. The Partnership participates ratably in approximately 21% of the loan amount, related interest income and participation income. At December 31, 1994, the loan had a balance of $4,467,124, and current monthly interest-only payments of $38,979 are due through maturity in December 1999. The Partnership may receive additional payments from the borrower representing participations in the operating results of the collateral property which exceed specified levels and a share in the appreciation of the collateral property upon repayment or refinancing. The loan balance includes the Partnership's share of the cumulative net loss of the property after the loan was funded.

4. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1994 is described in the table below.

                                    1994          1993          1992
                                ------------  -----------    -----------

     Loans:
      Balance at beginning of
      year                      $ 1,308,594   $ 2,815,500    $ 16,438,750
     Provision charged to
      income                           None       600,000            None
     Charge-off of losses              None    (2,106,906)    (13,623,250)
                                ------------  -----------    ------------
     Balance at the end of
      the year                  $ 1,308,594   $ 1,308,594    $  2,815,500
                                ===========   ===========    ============

    Real Estate Held for Sale:
      Balance at beginning of
      year                      $ 4,065,000          None    $ 46,232,500
     Provision charged to
      income                      3,900,000   $ 4,065,000      18,500,000
     Charge-off of losses              None          None     (64,732,500)
                                -----------   -----------    ------------
     Balance at the end of
      the year                  $ 7,965,000   $ 4,065,000            None
                                ===========   ===========    ============

Included in the 1992 charge-off of losses are amounts reflecting the Partnership's adoption of Statement of Position 92-3, "Accounting for Foreclosed Assets" which required the Partnership to adjust the carrying amounts of its real estate held for sale and loans previously classified as in substantive foreclosure to the lower of fair value of the asset less estimated costs to sell, or the cost of the asset. This change had no effect on the results of operations of the Partnership in 1992 since the Partnership had previously recorded these allowances to reflect declines in the value of the real estate and loans.

5. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1994 and 1993 consisted of the following:
                     Carrying   Carrying
                     Amount of  Amount of  Current   Current   Final  Estimated
                     Notes at   Notes at   Monthly  Interest Maturity  Balloon
    Property         12/31/94   12/31/93   Payment   Rate %    Date    Payment
----------------     --------   --------  --------  --------  ------  ---------

Real estate held for sale:
-------------------------
Apartments:

Sun Lake (A)       $15,700,000 $15,700,000  $58,875     4.50%   1997 $15,700,000
Woodscape (B)                    3,416,256
Gatewood (C)                     1,188,414
Northgate (C)                      952,998
                   ----------- -----------
    Grand Total    $15,700,000 $21,257,668
                   =========== ===========

(A) This property's mortgage loan is financed with underlying revenue bonds. Principal and interest payments due on the mortgage loan reflect payments due to the bondholders. In November 1994, the Partnership re-marketed these bonds, which reduced the interest rate of the loan from 7.625% to 4.5% effective November 1, 1994. The interest rate will remain constant until November 1, 1995, the next re-marketing date of the bonds. The bonds may be redeemed, at par plus accrued interest, on this date and on subsequent dates prior to maturity pursuant to the terms of the bond indenture. The bonds are secured by an irrevocable letter of credit. In connection with the re-marketing, the letter of credit was reduced to approximately $16,131,750 and extended one additional year to November 1, 1995. The Partnership will need to replace the letter of credit or find an alternate credit facility for the bonds as of such date. The Partnership will pay a fee of approximately 1.7% on the letter of credit balance. In addition, beginning November 1, 1994, the Partnership is required to remit excess cash flow payments to the letter of credit provider to be held in trust for future re-marketing expenditures. Unless there is a prior redemption of all or part of the bonds, the entire principal balance of the loan will be due on November 1, 1997.

Real estate held for sale with an aggregate carrying value of $21,343,014 at December 31, 1994 was pledged as collateral for repayment of this mortgage note.

(B) In May 1994, the Partnership prepaid this mortgage loan.

(C) In August 1994, the Partnership disposed of its investment in these properties and repaid the related underlying mortgage loans of $1,137,141 and $910,322 on the Gatewood and Northgate apartment complexes, respectively. See
Note 11 of Notes to Financial Statements for additional information.

During the years ended December 31, 1994, 1993 and 1992, the Partnership incurred interest expense on the mortgage notes payable of $1,688,971, $1,855,630 and $1,929,879, respectively, and paid interest expense of $1,627,506, $1,855,630 and $1,654,442, respectively.

6. Real Estate Held for Sale:

In 1993 and 1992, the Partnership acquired the following properties through foreclosure: the Shoal Run Apartments in 1993, and the Woodscape and Sun Lake apartment complexes, 420 North Wabash Office Building and Winchester Mall in 1992. The Partnership recorded the cost of the properties at $7,506,621 and $62,137,388 in 1993 and 1992, respectively. These amounts represented the outstanding loan balances plus any accrued interest receivable. In addition, the Partnership increased the bases of the properties by $1,209,857 in 1992 which represented certain other receivables, liabilities, escrows and costs recognized or incurred in connection with the foreclosures. At the date of foreclosure, the property was transferred to real estate held for sale at its fair value, net of allowances previously recorded.

7. Affiliates' Participation in Joint Ventures:

(a) The Brookhollow/Stemmons Center Office Complex is owned by the Partnership and an affiliated partnership. Profits and losses are allocated 72.5% to the Partnership and 27.5% to the affiliate.

(b) The Perimeter 400 Center Office Building is owned by the Partnership and three affiliated partnerships. Profits and losses are allocated 50% to the Partnership and 50% to the affiliates.

(c) The Sun Lake Apartments is owned by the Partnership and an affiliated partnership. Profits and losses are allocated 61.95% to the Partnership and 38.05% to the affiliate.

All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for each affiliate's participation.

Net (distributions) contributions of $(1,085,282), $609,708 and $(511,841) were made to joint venture partners during 1994, 1993 and 1992, respectively. In addition, joint venture partners were allocated their pro-rata percentage of the provision for potential losses in the amount of $684,900, $1,020,000 and $4,194,726 during 1994, 1993 and 1992, respectively.

8. Investment in Joint Ventures with Affiliates:

(A) The Partnership and an affiliate (the "Participants") acquired title to the Sand Pebble Village Apartments, at a foreclosure sale in July 1992. The Participants purchased the adjacent property, the Sand Pebble Village II Apartments, for a purchase price of $9,300,000 in October 1993. The Participants paid $4,300,000 in cash, of which the Partnership's share was $1,932,909. The remainder of the purchase price was paid with the proceeds of a $5,000,000 first mortgage loan. The Partnership's investment in each of these properties has been classified as investment in joint ventures with an affiliate. Profits and losses and all capital contributions and distributions are allocated 44.63% to the Partnership and 55.37% to the affiliate. In 1994 and 1993, the joint venture recognized a loss relating to the decline in the fair value of Sand Pebble Village. The Partnership's participation in joint venture with affiliates includes the Partnership's share of the loss of $512,000 and $1,517,420 for 1994 and 1993, respectively.

(B) The Partnership and three affiliates (the "Participants"), previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the Participants received title to the property through foreclosure, and the Partnership owns a 41.3% joint venture interest in the property. The Partnership's investment was reclassified to an investment in joint venture with affiliates effective January 1993. It is the General Partner's opinion that the borrower had effectively surrendered control of the property. In 1993, the joint venture recognized a loss relating to the decline in the fair value of the property. The Partnership's participation in joint venture with affiliates for 1993 includes the Partnership's share of the loss of $2,400,000.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Mortgage servicing fees   $71,937  $4,944 $186,190 $10,678 $268,928 $18,086
Property management fees  973,445    None1,053,447  84,481  971,875  86,437
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            122,102  46,741  119,308   9,444  103,592   8,191
    Data processing       147,462  33,817  243,662  21,660  257,867  20,756
    Investor communica-
      tions                41,294  10,280   21,334   1,688   41,188   3,257
    Legal                  37,638  14,843   37,335   2,955   29,267   2,314
    Portfolio management  121,413  39,432  126,791  21,782  100,049   7,912
    Other                  26,545  24,121   21,812   1,727   19,000   1,502

Allegiance Realty Group, Inc. an affiliate of the General Partner, managed ten of the Partnership's eleven properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $219,226, $139,156 and $116,618 for 1994, 1993 and 1992,
respectively.

10. Restricted Investment:

In April 1992, the Partnership and an affiliate (the "Participants") established a debt service reserve account of $700,000 as additional collateral for their obligations related to the mortgage loan on Sun Lake Apartments, pursuant to the settlement agreement reached in December 1991. The Partnership contributed $433,650 as its share of the account. The remaining portion is included in the affiliate's investment in the joint venture. The funds are invested in short-term interest bearing instruments and interest earned on the investments is payable to the Participants. The funds will be released to the Participants once certain terms and conditions of the agreement are met. The November 1994 re-marketing of the underlying revenue bonds relating to this loan did not change the terms of the reserve agreement. See Note 5 of Notes to Financial Statements for additional information.

11. Property Dispositions:

(A) During 1993 and 1992, the Partnership sold the Winchester Mall and the Ansonia Mall in separate all cash sales for $9,000,000 and $750,000, respectively. The bases of these properties were $5,500,000 and $8,567,167. For financial statement purposes, the Partnership recognized a gain of $3,471,731 and a loss of $7,852,747 from the sale of these properties during 1993 and 1992, respectively. The loss was written-off against the Partnership's previously established allowance for potential losses.

(B) At December 31, 1993, the Partnership classified its investment in the Northgate and Gatewood apartment complexes as real estate held for sale for financial statement purposes. In August 1994, the Partnership disposed of its investment in these properties which had a carrying value of $7,506,621. In connection with the disposition, the Partnership received proceeds of $8,325,000 and the underlying loans related to the properties of $2,047,463 were repaid. The Partnership recognized a gain for financial statement purposes of $818,379.

12. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts for residential properties and a range of 3% to 6% of gross operating receipts for commercial properties.

13. Fair Values of Financial Instruments:

The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents and Restricted investment: the carrying amount of cash and cash equivalents and restricted investment reported in the balance sheet for cash and short-term investments approximates those assets' fair values.

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

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1994 and December 31, 1993 are as follows:

                                                 1994
                                                 ----
                                       Carrying        Fair
                                        Amount          Value
                                     -----------    ------------
     Cash and cash equivalents        $31,007,746    $31,007,746
     Restricted investment                700,000        700,000
     Accounts and accrued interest
       receivable                       2,554,367      2,554,367
     Net investment in loans
      receivable                       12,793,530     13,861,876
     Mortgage notes payable            15,700,000     14,762,251
     Accounts and accrued interest
     payable                              505,648        505,648

                                                1993
                                                ----
                                       Carrying        Fair
                                         Amount         Value
                                      -----------   ------------

     Cash and cash equivalents       $ 48,820,877   $ 48,820,877
     Restricted investment                700,000        700,000
     Restricted escrow deposits           238,983        238,983
     Accounts and accrued interest
       receivable                       1,798,891      1,798,891
     Net investment in loans
      receivable                       34,470,940     36,044,540
     Mortgage notes payable            21,257,668     19,843,109
     Accounts and accrued interest
       payable                            428,576        428,576


14. Contingencies:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain Federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determination of the merits have been made. Although the outcome of this matter is not presently determinable, it is management's opinion that the ultimate outcome should not have a material adverse affect on the financial position of the Partnership. Management of the defendants believes they have meritorious defenses to contest the claims.

15. Subsequent Event:

In January 1995, the Partnership paid a distribution of $2,765,124 ($2.00 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1994.