Form 10-Q
period 1995-03-31
BALCOR PENSION INVESTORS VI
filed 1995-05-15
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                                  BALANCE SHEETS
                       March 31, 1995 and December 31, 1994
                                   (Unaudited)

                                      ASSETS

                                                   1995           1994
                                              -------------  -------------
Cash and cash equivalents                     $ 31,353,801   $ 31,007,746
Restricted investment                              700,000        700,000
Accounts and accrued interest receivable         2,470,405      2,554,367
Prepaid expenses                                   109,858        106,824
Deferred expenses, net of accumulated
  amortization of $786,398 in 1995 and
  $713,230 in 1994                               1,123,505      1,196,673
                                              -------------  -------------
                                                35,757,569     35,565,610
                                              -------------  -------------
Investment in loans receivable:
  Loan receivable - first mortgage               9,635,000      9,635,000
  Investment in acquisition loan                 4,461,831      4,467,124
Less:
  Allowance for potential loan losses            1,308,594      1,308,594
                                              -------------  -------------
Net investment in loans receivable              12,788,237     12,793,530
Real estate held for sale (net of allowance
  of $7,965,000 in 1995 and 1994)              129,077,928    128,963,046
Investment in joint ventures with affiliates    13,045,908     12,667,486
                                              -------------  -------------
                                               154,912,073    154,424,062
                                              -------------  -------------
                                              $190,669,642   $189,989,672
                                              =============  =============

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    485,548   $    505,648
Due to affiliates                                  231,348        174,178
Other liabilities, principally escrow
   liabilities and real estate taxes               991,453        905,270
Security deposits                                  628,486        645,604
Mortgage note payable                           15,700,000     15,700,000
                                              -------------  -------------
    Total liabilities                           18,036,835     17,930,700
                                              -------------  -------------
Affiliates' participation in joint ventures     19,565,723     19,172,172

Partners' capital (1,382,562 Limited
  Partnership Interests issued and
  outstanding)                                 153,067,084    152,886,800
                                              -------------  -------------
                                              $190,669,642   $189,989,672
                                              =============  =============
  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-VI
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                  for the quarters ended March 31, 1995 and 1994
                                   (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Income:
  Interest on loans receivable and from
    investment in acquisition loan            $    187,767   $    654,417
  Income from operations of real estate
    held for sale                                3,129,972      2,711,080
  Interest on short-term investments               465,142        417,851
  Participation income                                          3,000,000
                                              -------------  -------------
      Total income                               3,782,881      6,783,348
                                              -------------  -------------

Expenses:
  Amortization of deferred expenses                 73,168         53,273
  Administrative                                   297,748        488,528
                                              -------------  -------------
      Total expenses                               370,916        541,801
                                              -------------  -------------

Income before joint venture participations       3,411,965      6,241,547

Participation in income of joint ventures -
  affiliates                                       239,523        312,062
Equity in loss from investment in
  acquisition loan                                  (5,293)       (10,103)
Affiliates'participation in income of
  joint ventures                                  (393,551)      (421,854)
                                              -------------  -------------
Net income                                    $  3,252,644   $  6,121,652
                                              =============  =============
Net income allocated to General Partner       $    325,264   $    612,165
                                              =============  =============
Net income allocated to Limited Partners      $  2,927,380   $  5,509,487
                                              =============  =============
Net income per Limited Partnership Interest
  (1,382,562 issued and outstanding)          $       2.12   $       3.98
                                              =============  =============
Distribution to General Partner               $    307,236   $    614,472
                                              =============  =============
Distribution to Limited Partners              $  2,765,124   $ 16,867,256
                                              =============  =============
Distribution per Limited Partnership Interest $       2.00   $      12.20
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-VI
                         (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                   for the quarters ended March 31, 1995 and 1994
                                   (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Operating activities:

  Net income                                  $  3,252,644   $  6,121,652
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Participation in income of joint
        ventures - affiliates                     (239,523)      (312,062)
      Equity in loss from investment in
        acquisition loan                             5,293         10,103
      Affiliates' participation in income
        of joint ventures                          393,551        421,854
      Amortization of deferred expenses             73,168         53,273
      Net change in:
        Escrow deposits - restricted                              238,983
        Accounts and accrued interest
          receivable                                83,962        563,808
        Prepaid expenses                            (3,034)        65,676
        Accounts payable                           (20,100)       (56,485)
        Due to affiliates                           57,170        133,558
        Other liabilities                           86,183        (61,126)
        Security deposits                          (17,118)           107
                                              -------------  -------------
  Net cash provided by operating activities      3,672,196      7,179,341
                                              -------------  -------------
Investing activities:

  Distribution from joint venture -
    affiliates                                                    177,679
  Captial contribution to joint venture -
    affiliates                                    (138,899)
  Collection of principal payments
    on loans receivable                                        21,637,000
  Improvements to properties                      (114,882)      (358,501)
                                              -------------  -------------
  Net cash used in or provided by investing
    activites                                     (253,781)    21,456,178
                                              -------------  -------------



  The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS-VI
                         (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                   for the quarters ended March 31, 1995 and 1994
                                   (Unaudited)
                                   (Continued)

                                                   1995           1994
                                              -------------  -------------
Financing activities:

  Distribution to Limited Partners            $ (2,765,124)  $(16,867,256)
  Distribution to General Partner                 (307,236)      (614,472)
  Distributions to joint venture partners -
    affiliates                                                    (30,167)
  Capital contributions by joint venture
    partners - affilates                                          123,715
  Principal payments on mortgage note
    payable                                                       (59,957)
                                              -------------  -------------
  Net cash used in financing activities         (3,072,360)   (17,448,137)
                                              -------------  -------------

Net change in cash and cash equivalents            346,055     11,187,382

Cash and cash equivalents at beginning
  of period                                     31,007,746     48,820,877
                                              -------------  -------------
Cash and cash equivalents at end of period    $ 31,353,801   $ 60,008,259
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 statements to conform with the classifications used in 1995, including mortgage servicing fees which have been reclassified and are included in administrative expenses during 1995. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1995 are:

                                        Paid       Payable
                                     -----------   --------

    Mortgage servicing fees           $  12,923  $  2,964
    Reimbursement of expenses to
      the General Partner, at cost         None   228,384

3. Investment in Joint Venture with Affiliates:

The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street office building. In February 1995, the participants received title to the property through foreclosure. The Partnership owns a 41.3% joint venture interest in the property.

4. Subsequent Event:

In April 1995, the Partnership made a distribution of $6,221,529 ($4.50 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1995. This distribution includes a regular quarterly distribution of $2.00 per Interest from Cash Flow, and a special distribution of $2.50 per Interest from Mortgage Reductions.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VI (the "Partnership") is a limited partnership formed in 1984 to invest in first mortgage loans and, to a lesser extent, wrap-around loans and junior mortgage loans. The Partnership raised $345,640,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-one loans. Currently, the Partnership has two loans outstanding in its portfolio, owns eleven properties acquired through foreclosure and holds minority joint venture interests with affiliates in three other properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

In February 1994, the Partnership received significant participation income in connection with prepayments on the Breckenridge and Highland Green loans, which resulted in a decrease in net income during the quarter ended March 31, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

As a result of the prepayment of the Breckenridge and Highland Green loans in 1994, interest income on loans receivable decreased during the quarter ended March 31, 1995 as compared to the same period in 1994. As of March 31, 1995, the Jonathan's Landing Apartments loan was on non-accrual status. The funds advanced by the Partnership for this non-accrual loan total approximately $11,045,000. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. During the quarter ended March 31, 1995, the Partnership received cash payments of interest income totaling approximately $226,000 on this loan, as required under the terms of the loan agreement.

Income from operations of real estate held for sale represents the net property operations generated by the eleven remaining properties the Partnership has acquired through foreclosure. Original funds advanced by the Partnership total approximately $145,000,000 for these eleven real estate investments. Income from operations of real estate held for sale increased during the quarter ended March 31, 1995 as compared to the same period in 1994 due to improved operations at nine of the properties, but in particular at the Flamingo Pines Shopping Center due to an increase in occupancy, and the Woodscape Apartments as the payment of interest expense ceased due to the repayment of the property's underlying mortgage loan in May 1994.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provisions for potential losses during the quarters ended March 31, 1995 and 1994.

As a result of increased cash available for investment due to the 1994 loan prepayments, and higher interest rates earned on short-term investments, interest income on short-term investments increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Participation income is recognized from participations in cash flow from properties securing certain of the Partnership's loans. The Partnership's loans generally bear interest at contractually fixed interest rates. Some loans also provide for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property securing the Partnership's loan and/or a share in the increase of gross income of the property above a certain level. The Partnership received participation income totaling $3,000,000 in connection with the 1994 loan prepayments.

In November 1994, the Partnership incurred fees in connection with the re-marketing of the Sun Lake Apartments underlying revenue bonds which are being amortized over the life of the loan. As a result, amortization of deferred expenses increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

As a result of lower legal fees, administrative expenses decreased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Participation in income of joint ventures with affiliates represents the Partnership's share of the operations of the Sand Pebble Village and Sand Pebble Village II apartment complexes and the 45 West 45th Street office building. Lower revenues at the 45 West 45th Street office building was the primary reason for the decrease in participation in income of joint ventures with affiliates during the quarter ended March 31, 1995 as compared to the same period in 1994. The property had been classified as real estate held for sale by the participants effective January 1, 1993.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased as of March 31, 1995 when compared to December 31, 1994. Operating activities included cash flow from the operations of the Partnership's real estate held for sale, and interest income from the Partnership's remaining loans and short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of funds used for additions to the Brookhollow/Stemmons Center office complex and capital contributions to the joint ventures with affiliates. Financing activities consisted of distributions to the General Partner and Limited Partners. Mortgage Reductions of approximately $18,554,000 from previous loan prepayments have been retained for working capital requirements.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Sun Lake Apartments is the Partnership's only property with underlying debt. During the quarters ended March 31, 1995 and 1994, all eleven of the Partnership's properties, and two of the three properties in which the Partnership holds minority joint venture interests with affiliates, generated positive cash flow. The Northgate and Gatewood apartment complexes also generated positive cash flow during the first quarter of 1994. The Partnership disposed of its investment in these properties in August 1994. The remaining property in which the Partnership holds a minority joint venture interest, the 45 West 45th Street office building, generated a marginal deficit during the quarters ended March 31, 1995 and 1994. Significant leasing costs were incurred in 1995 at the 45 West 45th Street office building to lease vacant space and renew existing tenant leases. These non-recurring expenditures were not included in classifying the cash flow performance of the property. Had these costs been included, this property would have generated a significant deficit during the first quarter of 1995. As of March 31, 1995, the occupancy rates of the Partnership's commercial properties ranged from 89% to 97% and the occupancy rates of the residential properties also ranged from 89% to 97%. The General Partner is continuing its efforts to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The Partnership and three affiliates, previously funded a $23,000,000 loan on the 45 West 45th Street office building. In February 1995, the participants received title to the property through foreclosure. The Partnership owns a 41.3% joint venture interest in the property.

In January 1995, the Partnership and an affiliate placed the Jonathan's Landing Apartments loan in default and accelerated the loan due to the sale of the property by the borrower without the required consent from the Partnership and its affiliate. See Part II Item 1. Legal Proceedings for additional information.

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

In April 1995, the Partnership paid a distribution of $6,221,529 ($4.50 per Interest) to the holders of Limited Partnership Interests. This distribution includes a regular quarterly distribution of $2.00 per Interest from Cash Flow and a special distribution of $2.50 per Interest from Mortgage Reductions received from previous loan prepayments. The level of the regular quarterly distribution is consistent with the amount distributed for the fourth quarter of 1994. To date, Limited Partners have received cash distributions totaling $190.42 per $250 Interest. Of this amount, $121.92 represents Cash Flow from operations and $68.50 represents a return of Original Capital. In April 1995, the Partnership also paid $230,427 to the General Partner as its distributive share of the Cash Flow distributed for the first quarter of 1995 and made a contribution to the Early Investment Incentive Fund of $76,809.

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

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
- - -------------------------

Jonathan's Landing Apartments
- - -----------------------------

As previously reported, the $23,000,000 loan collateralized by a first mortgage on Jonathan's Landing Apartments was placed in default and accelerated in January 1995 due to the sale of the property by the borrower without consent. Negotiations with the new owner were not successful and the property was posted for a foreclosure sale to occur on July 14, 1995. On May 10, 1995, the owner commenced proceedings in the Circuit Court of Cook County, Illinois (Chandler's Bay II Vistas, Inc. vs. Balcor Mortgage Advisors, Inc. and Balcor Management Services, Inc., Case No. 95 CH04392) requesting a determination that the loan is not default and that the foreclosure should not proceed. The Partnership and the affiliate which is a participant in the loan are reviewing the complaint in order to prepare a response.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

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



                              By: /s/Brian Parker
                                  -----------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-VI, the
                                  General Partner



Date: May 15, 1995
      ---------------------------