Form 10-Q
period 1995-06-30
BALCOR PENSION INVESTORS VI
filed 1995-08-14
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-14332
                       -------

                        BALCOR PENSION INVESTORS-VI
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3319330
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road, Suite A200
Bannockburn, Illinois                                     60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                    -------------

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

                                BALANCE SHEETS
                      June 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                1995             1994
                                          ---------------  ---------------
Cash and cash equivalents                 $   28,646,905   $   31,007,746
Restricted investment                            700,000          700,000
Accounts and accrued interest receivable       2,493,321        2,554,367
Prepaid expenses                                 556,613          106,824
Deferred expenses, net of accumulated
  amortization of $859,565 in 1995 and
  $713,230 in 1994                             1,050,338        1,196,673
                                          ---------------  ---------------
                                              33,447,177       35,565,610
                                          ---------------  ---------------
Investment in loans receivable:
  Loan receivable - first mortgage                              9,635,000
  Investment in acquisition loan               4,452,691        4,467,124
Less:
  Allowance for potential loan losses            274,594        1,308,594
                                          ---------------  ---------------
Net investment in loan receivable              4,178,097       12,793,530
Real estate held for sale (net of
  allowance of $7,965,000 in 1995 and
  1994)                                      128,637,940      128,278,146
Investment in joint ventures with
   affiliates                                 22,004,642       13,352,386
                                          ---------------  ---------------
                                             154,820,679      154,424,062
                                          ---------------  ---------------
                                          $  188,267,856   $  189,989,672
                                          ===============  ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $      806,007   $      505,648
Due to affiliates                                 15,750          174,178
Other liabilities, principally
   real estate taxes                           1,476,352          905,270
Security deposits                                627,989          645,604
Mortgage note payable                         15,700,000       15,700,000
                                          ---------------  ---------------
    Total liabilities                         18,626,098       17,930,700
                                          ---------------  ---------------
Affiliates' participation in joint
  ventures                                    19,799,005       19,172,172
Partners' capital (1,382,562 Limited
  Partnership Interests issued and
  outstanding)                               149,842,753      152,886,800
                                          ---------------  ---------------
                                          $  188,267,856   $  189,989,672
                                          ===============  ===============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                1995             1994
                                          ---------------  ---------------
Income:
  Interest on loans receivable and from
    investment in acquisition loan        $      555,082   $    1,160,483
  Income from operations of real estate
    held for sale                              6,432,428        5,730,775
  Interest on short-term investments             885,054          886,119
  Participation income                                          3,000,000
                                          ---------------  ---------------
      Total income                             7,872,564       10,777,377
                                          ---------------  ---------------
Expenses:
  Amortization of deferred expenses              146,335          108,107
  Administrative                                 657,943          902,797
                                          ---------------  ---------------
      Total expenses                             804,278        1,010,904
                                          ---------------  ---------------
Income before joint venture participations     7,068,286        9,766,473

Participation in income of joint
  ventures - affiliates                          459,349          647,398
Equity in loss from investment in
  acquisition loan                               (14,433)         (20,200)
Affiliates' participation in income of
  joint ventures                                (956,124)        (794,592)
                                          ---------------  ---------------
Net income                                $    6,557,078   $    9,599,079
                                          ===============  ===============
Net income allocated to General Partner   $      655,708   $      959,908
                                          ===============  ===============
Net income allocated to Limited Partners  $    5,901,370   $    8,639,171
                                          ===============  ===============
Net income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding)                            $         4.27   $         6.25
                                          ===============  ===============
Distributions to General Partner          $      614,472   $      921,708
                                          ===============  ===============
Distributions to Limited Partners         $    8,986,653   $   33,458,000
                                          ===============  ===============
Distributions per Limited Partnership
  Interest                                $         6.50   $        24.20
                                          ===============  ===============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1995 and 1994
                                  (Unaudited)

                                                1995             1994
                                          ---------------  ---------------
Income:
  Interest on loans receivable and from
    investment in acquisition loan        $      367,315   $      506,066
  Income from operations of real estate
    held for sale                              3,302,456        3,019,695
  Interest on short-term investments             419,912          468,268
                                          ---------------  ---------------
      Total income                             4,089,683        3,994,029
                                          ---------------  ---------------
Expenses:
  Amortization of deferred expenses               73,167           54,834
  Administrative                                 360,195          414,269
                                          ---------------  ---------------
      Total expenses                             433,362          469,103
                                          ---------------  ---------------
Income before joint venture
  participations                               3,656,321        3,524,926
Participation in income of joint
  ventures - affiliates                          219,826          335,336
Equity in loss from investment in
  acquisition loan                                (9,140)         (10,097)
Affiliates' participation in income of
  joint ventures                                (562,573)        (372,738)
                                          ---------------  ---------------
Net income                                $    3,304,434   $    3,477,427
                                          ===============  ===============
Net income allocated to General Partner   $      330,444   $      347,743
                                          ===============  ===============
Net income allocated to Limited Partners  $    2,973,990   $    3,129,684
                                          ===============  ===============
Net income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding)                            $         2.15   $         2.27
                                          ===============  ===============
Distribution to General Partner           $      307,236   $      307,236
                                          ===============  ===============
Distribution to Limited Partners          $    6,221,529   $   16,590,744
                                          ===============  ===============
Distribution per Limited Partnership
  Interest                                $         4.50   $        12.00
                                          ===============  ===============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                1995             1994
                                          ---------------  ---------------
Operating activities:
  Net income                              $    6,557,078   $    9,599,079
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Participation in income of joint
        ventures - affiliates                   (459,349)        (647,398)
      Equity in loss from investment in
        acquisition loan                          14,433           20,200
      Affiliates' participation in income
        of joint ventures                        956,124          794,592
      Amortization of deferred expenses          146,335          108,107
      Net change in:
        Escrow deposits - restricted                              238,983
        Accounts and accrued interest
          receivable                              61,046         (597,793)
        Prepaid expenses                        (449,789)         131,352
        Accounts payable                         300,359          231,134
        Due to affiliates                       (158,428)         272,944
        Other liabilities                        571,082          373,479
        Security deposits                        (17,615)          (5,969)
                                          ---------------  ---------------
  Net cash provided by operating
   activities                                  7,521,276       10,518,710
                                          ---------------  ---------------
Investing activities:
  Distribution from joint ventures -
    affiliates                                   546,992          450,527
  Distribution to joint ventures -
    affiliates                                  (138,899)
  Collection of principal payments on
    loans receivable                                           21,637,000
  Improvements to properties                    (359,794)        (727,348)
  Payment of deferred expenses                                    (65,580)
                                          ---------------  ---------------
  Net cash provided by investing
   activities                                     48,299       21,294,599
                                          ---------------  ---------------

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)
                                  (Continued)

                                                1995             1994
                                          ---------------  ---------------
Financing activities:
  Distributions to Limited Partners       $   (8,986,653)  $  (33,458,000)
  Distributions to General Partner              (614,472)        (921,708)
  Distributions to joint venture
    partners - affiliates                       (329,291)        (413,943)
  Capital contributions by joint venture
    partners - affiliates                                         138,984
  Repayment of underlying loan payable                         (3,386,956)
  Principal payments on mortgage
    notes payable                                                (106,086)
                                          ---------------  ---------------
  Net cash used in financing activities       (9,930,416)     (38,147,709)
                                          ---------------  ---------------

Net change in cash and cash equivalents       (2,360,841)      (6,334,400)

Cash and cash equivalents at beginning
  of period                                   31,007,746       48,820,877
                                          ---------------  ---------------
Cash and cash equivalents at end of
  period                                  $   28,646,905   $   42,486,477
                                          ===============  ===============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 statements to conform with the classifications used in 1995, including mortgage servicing fees which have been reclassified and are included in administrative expenses during 1995. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1995 are:

                                            Paid
                                     --------------------
                                     Six Months   Quarter     Payable
                                     ----------- ---------    ---------
   Mortgage servicing fees             $ 21,816  $  8,893     $ 2,965
   Reimbursement of expenses to
     the General Partner, at cost       307,604   307,604      12,785


3. Investment in Joint Venture with Affiliates:

The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the Partnership and three affiliates received title to the property through foreclosure. The Partnership owns a 41.3% joint venture interest in the property.

4. Subsequent Event:

(a) In July 1995, the Partnership made a distribution of $9,014,304 ($6.52 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1995. This distribution includes a regular quarterly distribution of $2.00 per Interest from Cash Flow, a special distribution of $3.92 per Interest from Mortgage Reductions received from previous loan prepayments and $.60 per Interest from Cash Flow reserves.

(b) The Partnership and an affiliate previously funded a $23,500,000 loan on the Jonathan's Landing Apartments of which the Partnership's share of the loan was $11,045,000. In July 1995, the participants made a successful bid at a foreclosure sale and received title to the property. The Partnership owns a 47% joint venture interest in the property. The property was transferred to investment in joint ventures with affiliates at June 30, 1995 at its fair value of $8,601,000, net of allowances previously recorded.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VI (the "Partnership") is a limited partnership formed in 1984 to invest in first mortgage loans and, to a lesser extent, wrap-around loans and junior mortgage loans. The Partnership raised $345,640,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-one loans. Currently, the Partnership has one loan outstanding in its portfolio, owns eleven properties acquired through foreclosure and holds minority joint venture interests with affiliates in four other properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

In February 1994, the Partnership received significant participation income in connection with prepayments on the Breckenridge and Highland Green loans, which resulted in a decrease in net income during the six months ended June 30, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

As a result of the prepayment of the Breckenridge and Highland Green loans and the receipt of interest income from two of the Partnership's loans on non-accrual status in 1994, interest income on loans receivable decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. For non-accrual loans, income is recorded only as cash payments are received from the borrowers.

Income from operations of real estate held for sale represents the net property operations generated by the eleven remaining properties the Partnership has acquired through foreclosure. Original funds advanced by the Partnership total approximately $145,000,000 for these eleven real estate investments. Income from operations of real estate held for sale increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994 due to improved operations at nine of the properties, but in particular at the Brookhollow/Stemmons Center Office Complex due to an increase in construction cost reimbursements from tenants and at the Woodscape Apartments as the payment of interest expense ceased due to the repayment of the property's underlying mortgage loan in May 1994. This increase was partially offset by lower revenues at the 420 North Wabash Office Building and the August 1994 disposition of the Partnership's interest in the Northgate and Gatewood apartment complexes, which had generated income.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provisions for potential losses during the six months ended June 30, 1995 and 1994.

As a result of less cash available for investment due to special distributions to the Limited Partners in April 1995, interest income on short-term investments decreased for the quarter ended June 30, 1995 as compared to the same period in 1994.

Participation income was recognized from participations in cash flow from properties which secured certain of the Partnership's loans. The Partnership's loans generally bore interest at contractually fixed interest rates. Some loans also provided for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property securing the Partnership's loan and/or a share in the increase of gross income of the property above a certain level. The Partnership received participation income of $3,000,000 in connection with the 1994 loan prepayments.

In November 1994, the Partnership incurred fees in connection with the re-marketing of the Sun Lake Apartments underlying revenue bonds which are being amortized over the life of the loan. As a result, amortization of deferred expenses increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

As a result of lower legal fees and bank charges, administrative expenses decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Participation in income of joint ventures with affiliates represents the Partnership's share of the operations of the Sand Pebble Village and Sand Pebble Village II apartment complexes and the 45 West 45th Street Office Building. Lower revenues at the 45 West 45th Street Office Building was the primary reason for the decrease in participation in income of joint ventures with affiliates during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. The property had been classified as real estate held for sale by the participants effective January 1, 1993.

Affiliates' participation in joint ventures represents the affiliates' share of income at the Sun Lake Apartments, Perimeter 400 Office Complex and Brookhollow/Stemmons Center Office Complex. As a result of increased construction cost reimbursements from tenants at the Brookhollow/Stemmons Center Office Complex and decreased common area expenditures at the Perimeter 400 Office Complex, affiliates' participation in joint ventures increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of June 30, 1995 when compared to December 31, 1994. Operating activities included cash flow from the operations of the Partnership's real estate held for sale and interest income from the Partnership's remaining loans and short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted primarily of funds received from the joint ventures with affiliates and funds used for improvements to certain properties. Financing activities consisted primarily of distributions to the Limited and General Partners. The Partnership has retained cash reserves for anticipated capital requirements at certain Partnership properties.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Sun Lake Apartments is the Partnership's only property with underlying debt. During the six months ended June 30, 1995 and 1994, all eleven of the Partnership's properties and two of the three properties in which the Partnership holds minority joint venture interests with affiliates generated positive cash flow. Significant leasing costs were incurred in 1995 at the 420 North Wabash Office Building to lease vacant space and renew existing tenant leases which were scheduled to expire. Had these non-recurring expenditures been included in classifying the cash flow performance, this property would have generated a marginal deficit during 1995. The Brookhollow/Stemmons Office Building incurred significant leasing costs in 1994. Had these costs been included in classifying the cash flow performance, the property would have generated a significant deficit during 1994. The Northgate and Gatewood apartment complexes also generated positive cash flow during 1994. The Partnership disposed of its investment in these properties in August 1994. The 45 West 45th Street Office Building, in which the Partnership holds a minority joint venture interest, generated a significant cash flow deficit during the six months ended June 30, 1995 as compared to positive cash flow during the same period in 1994 due to lower rental rates in 1995. In addition, significant leasing costs were incurred in 1995 at the property. These costs were not included in classifying the cash flow performance of the property. As of June 30, 1995, the occupancy rates of the Partnership's commercial properties ranged from 88% to 97% and the occupancy rates of the residential properties ranged from 89% to 98%. The General Partner is continuing its efforts to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the participants received title to the property through foreclosure. The Partnership owns a 41.3% joint venture interest in the property.

In January 1995, the Partnership and an affiliate placed the Jonathan's Landing Apartments loan in default and accelerated the loan due to the sale of the property by the borrower without the required consent from the Partnership and the affiliate. The property was posted for a foreclosure sale to occur in July 1995, at which time the Partnership and the affiliate received title to the property.

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

In July 1995, the Partnership paid a distribution of $9,014,304 ($6.52 per Interest) to the holders of Limited Partnership Interests. This distribution includes a regular quarterly distribution of $2.00 per Interest from Cash Flow, a special distribution of $3.92 per Interest from Mortgage Reductions received from previous loan prepayments and $.60 per Interest from Cash Flow reserves. The level of the regular quarterly distribution is consistent with the amount distributed for the first quarter of 1995. Including the July 1995 distribution, Limited Partners have received cash distributions totaling $196.94 per $250 Interest. Of this amount, $124.52 represents Cash Flow from operations and $72.42 represents a return of Original Capital. In July 1995, the Partnership also paid $299,555 to the General Partner as its distributive share of the Cash Flow distributed for the second quarter of 1995 and made a contribution to the Early Investment Incentive Fund of $99,852.

The Partnership expects to continue making cash distributions from the Cash Flow generated by the receipt of mortgage payments on the acquisition loan and property operations less payments on the underlying loan, fees to the General Partner and administrative expenses. The level of future distributions is dependent on cash flow from property operations and the receipt of interest income from the acquisition loan. The General Partner, on behalf of the Partnership, has retained what it believes is an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

During the six months ended June 30, 1995, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 3,603 Interests from Limited Partners at a cost of $437,713.

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

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Jonathan's Landing Apartments
-----------------------------

As previously reported, Jonathan's Landing Apartments was posted for a foreclosure sale to occur on July 14, 1995. The owner had commenced proceedings in the Circuit Court of Cook County, Illinois (Chandler's Bay II Vistas, Inc. vs. Balcor Mortgage Advisors, Inc., et al, Case No. 95 CH 04392) to enjoin the foreclosure, which suit was dismissed upon the motion of the owner on July 12, 1995. The foreclosure sale proceeded on July 14, 1995 at which time the Partnership and an affiliate acquired title to the property.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian D. Parker
                                  -----------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-VI, the
                                  General Partner



Date: August 14, 1995
      ---------------------------