Form 10-Q
period 1995-09-30
BALCOR PENSION INVESTORS VI
filed 1995-11-14
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.


For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                1995             1994
                                          ---------------  ---------------
Cash and cash equivalents                 $   22,140,991   $   31,007,746
Restricted investment                            700,000          700,000
Accounts and accrued interest receivable       2,425,368        2,554,367
Prepaid expenses                                 476,140          106,824
Deferred expenses, net of accumulated
  amortization of $941,690 in 1995 and
  $713,230 in 1994                             1,160,925        1,196,673
                                          ---------------  ---------------
                                              26,903,424       35,565,610
                                          ---------------  ---------------
Investment in loans receivable:
  Loan receivable - first mortgage                              9,635,000
  Investment in acquisition loan               4,443,550        4,467,124
Less:
  Allowance for potential loan losses            274,594        1,308,594
                                          ---------------  ---------------
Net investment in loan receivable              4,168,956       12,793,530
Real estate held for sale (net of
  allowance of $7,965,000 in 1995 and
  1994)                                      128,798,974      128,278,146
Investment in joint ventures with
   affiliates                                 21,154,296       13,352,386
                                          ---------------  ---------------
                                             154,122,226      154,424,062
                                          ---------------  ---------------
                                          $  181,025,650   $  189,989,672
                                          ===============  ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts and accrued interest payable     $    1,004,186   $      505,648
Due to affiliates                                 54,588          174,178
Other liabilities, principally
   real estate taxes                           1,906,506          905,270
Security deposits                                643,510          645,604
Mortgage note payable                         15,700,000       15,700,000
                                          ---------------  ---------------
    Total liabilities                         19,308,790       17,930,700
                                          ---------------  ---------------

Affiliates' participation in joint
  ventures                                    19,575,733       19,172,172

Partners' capital (1,382,562 Limited
  Partnership Interests issued and
  outstanding)                               142,141,127      152,886,800

                                          ---------------  ---------------
                                          $  181,025,650   $  189,989,672
                                          ===============  ===============



The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                1995             1994
                                          ---------------  ---------------
Income:
  Interest on loans receivable and from
    investment in acquisition loan        $      699,106   $    1,681,752
  Income from operations of real estate
    held for sale                              9,081,223        8,152,065
  Interest on short-term investments           1,211,829        1,274,448
  Participation income                                          3,000,000
                                          ---------------  ---------------
      Total income                            10,992,158       14,108,265
                                          ---------------  ---------------
Expenses:
  Provision for potential losses on loans,
     real estate and accrued interest
     receivable                                                 3,900,000
  Amortization of deferred expenses              228,460          166,834
  Administrative                                 940,772        1,118,114
                                          ---------------  ---------------
      Total expenses                           1,169,232        5,184,948
                                          ---------------  ---------------
Income before joint venture participations     9,822,926        8,923,317

Participation in (loss) income of joint
  ventures - affiliates                         (292,929)         863,359
Equity in loss from investment in
  acquisition loan                               (23,574)         (30,308)
Affiliates' participation in income of
  joint ventures                              (1,237,260)        (463,867)
Gain on disposition of property                                   818,379
                                          ---------------  ---------------
Net income                                $    8,269,163   $   10,110,880
                                          ===============  ===============
Net income allocated to General Partner   $      826,916   $    1,011,088
                                          ===============  ===============
Net income allocated to Limited Partners  $    7,442,247   $    9,099,792
                                          ===============  ===============
Net income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding)                            $         5.38   $         6.58
                                          ===============  ===============
Distributions to General Partner          $    1,013,879   $    1,228,944
                                          ===============  ===============
Distributions to Limited Partners         $   18,000,957   $   51,431,306
                                          ===============  ===============
Distributions per Limited Partnership
  Interest                                $        13.02   $        37.20
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)

                                                1995             1994
                                          ---------------   ---------------
Income:
  Interest on loans receivable and from
    investment in acquisition loan        $      144,024   $      521,269
  Income from operations of real estate
    held for sale                              2,648,795        2,421,290
  Interest on short-term investments             326,775          388,329
                                          ---------------  ---------------
      Total income                             3,119,594        3,330,888
                                          ---------------  ---------------
Expenses:
   Provision for potential losses on loans,
     real estate and accrued interest
     receivable                                                 3,900,000
  Amortization of deferred expenses               82,125           58,727
  Administrative                                 282,829          215,317
                                          ---------------  ---------------
      Total expenses                             364,954        4,174,044
                                          ---------------  ---------------
Income (loss) before joint venture
  participations                               2,754,640         (843,156)

Participation in (loss) income of joint
  ventures - affiliates                         (752,278)         215,961
Equity in loss from investment in
  acquisition loan                                (9,141)         (10,108)
Affiliates' participation in (income)
  loss of joint ventures                        (281,136)         330,725
Gain on disposition of property                                   818,379
                                          ---------------  ---------------
Net income                                $    1,712,085   $      511,801
                                          ===============  ===============
Net income allocated to General Partner   $      171,208   $       51,180
                                          ===============  ===============
Net income allocated to Limited Partners  $    1,540,878   $      460,621
                                          ===============  ===============
Net income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding)                            $         1.11   $         0.33
                                          ===============  ===============
Distribution to General Partner           $      399,407   $      307,236
                                          ===============  ===============
Distribution to Limited Partners          $    9,014,304   $   17,973,306
                                          ===============  ===============
Distribution per Limited Partnership
  Interest                                $         6.52   $        13.00
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                1995             1994
                                          ---------------  ---------------
Operating activities:
  Net income                              $    8,269,163   $   10,110,880
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Gain on disposition of property                            (818,379)
      Participation in loss (income) of
        joint ventures - affiliates              292,929         (863,359)
      Equity in loss from investment in
        acquisition loan                          23,574           30,308
      Affiliates' participation in income
        of joint ventures                      1,237,260          463,867
      Amortization of deferred expenses          228,460          166,834
      Provision for potential losses on
        loans, real estate and accrued
        interest receivable                                     3,900,000
      Net change in:
        Escrow deposits - restricted                              238,983
        Accounts and accrued interest
          receivable                             128,999         (673,239)
        Prepaid expenses                        (369,316)          35,585
        Accounts and accrued interest
          payable                                498,538          (16,055)
        Due to affiliates                       (119,590)         161,968
        Other liabilities                      1,001,236          447,185
        Security deposits                         (2,094)          (1,796)
                                          ---------------  ---------------
  Net cash provided by operating
   activities                                 11,189,159       13,182,782
                                          ---------------  ---------------

Investing activities:
  Distribution from joint ventures -
    affiliates                                   645,060          621,387
  Contribution to joint ventures -
    affiliates                                  (138,899)
  Collection of principal payments on
    loans receivable                                           21,637,000
  Improvements to properties                    (520,828)        (727,348)
  Payment of deferred expenses                  (192,712)        (205,580)
  Proceeds from disposition
    of real estate                                              8,325,000
                                          ---------------   ---------------
  Net cash used in or provided by
   investing activities                         (207,379)      29,650,459
                                          ---------------   ---------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)
                                  (Continued)

                                                1995             1994
                                          ---------------  ---------------
Financing activities:
  Distributions to Limited Partners       $  (18,000,957)  $  (51,431,306)
  Distributions to General Partner            (1,013,879)      (1,228,944)
  Distributions to joint venture
    partners - affiliates                       (833,699)        (839,963)
  Capital contributions by joint venture
    partners - affiliates                                         135,301
  Repayment of underlying loan payable                         (5,434,419)
  Principal payments on mortgage
    notes payable                                                (123,249)
                                          ---------------  ---------------
  Net cash used in financing activities      (19,848,535)     (58,922,580)
                                          ---------------  ---------------

Net change in cash and cash equivalents       (8,866,755)     (16,089,339)

Cash and cash equivalents at beginning
  of period                                   31,007,746       48,820,877
                                          ---------------  ---------------
Cash and cash equivalents at end of
  period                                  $   22,140,991   $   32,731,538
                                          ===============  ===============













The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1994 statements to conform with the classifications used in 1995, including mortgage servicing fees which have been reclassified and are included in administrative expenses during 1995. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1995 are:

                                          Paid
                                     ----------------------
                                     Nine Months   Quarter     Payable
                                     -----------   --------    ---------
   Mortgage servicing fees              $ 27,732   $  5,916      $   957
   Reimbursement of expenses to
     the General Partner, at cost        345,827     38,223       53,631


3. Investment in Joint Ventures with Affiliates:

(a) The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the Partnership and three affiliates received title to the property through foreclosure. The Partnership owns a 41.3% joint venture interest in the property. The Partnership's investment in the property was reclassified to investment in joint ventures with affiliates effective January 1993.

(b) The Partnership and an affiliate previously funded a $23,500,000 loan on the Jonathan's Landing Apartments of which the Partnership's share of the loan was $11,045,000. In July 1995, the Partnership and its affiliate received title to the property through foreclosure. The Partnership owns a 47% joint venture interest in the property. The Partnership transferred its interest in the loan to investment in joint ventures with affiliates at its fair value of $8,601,000, net of allowances previously recorded.

4. Subsequent Events:

(a) In October 1995, the Partnership made a distribution of $6,055,622 ($4.38 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1995. This distribution includes a regular quarterly distribution of $2.00 per Interest from Cash Flow and a special distribution of $2.38 per Interest from Mortgage Reductions.

(b) The Sun Lake Apartments is owned by a joint venture consisting of the Partnership and an affiliate. In October 1995, the underlying revenue bonds, which financed the Sun Lake Apartments $15,700,000 mortgage note payable, were refunded. The proceeds from the new bonds were used to repay the prior bonds. The interest rate increased from 4.5% to 5.375%. The prior bonds were secured by a letter of credit for a fee of 1.7% annually. The new bonds require payment of guarantee and servicing fees totaling .975% annually. The monthly payment due on the new bonds is $99,080. The maturity date of the bonds is November 2025 with the next mandatory remarketing date being November 2005. In connection with the refunding, the $700,000 debt service reserve was released, and the joint venture paid approximately $720,000 in financing and closing fees, of which the Partnership's share is approximately $446,000.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized its joint venture share of the decline in the fair value of the 45 West 45th Street Office Building during the quarter ended September 30, 1995. In addition, during the third quarter of 1994, the Partnership recognized a gain on the disposition of the Northgate and Gatewood apartment complexes and a provision for losses on loans and real estate. The Partnership also received significant participation income in connection with the prepayments on the Breckenridge and Highland Green loans in February 1994. As a result of these events, net income increased for the quarter and decreased for the nine months ended September 30, 1995 as compared to the same periods in 1994.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1994 and 1995 refer to both the quarter and nine months ended September 30, 1995 and 1994.

Interest income on loans receivable decreased as a result of the 1994 prepayment of the Breckenridge and Highland Green loans and the foreclosure on the Jonathan's Landing Apartments loan in July 1995.

Income from operations of real estate held for sale represents the net property operations generated by the eleven remaining properties the Partnership has acquired through foreclosure. Original funds advanced by the Partnership total approximately $145,000,000 for these eleven real estate investments. Income from operations of real estate held for sale increased due to improved operations at eight of the properties, in particular at the Brookhollow/Stemmons Center Office Complex due to an increase in construction cost reimbursements from tenants, and at the Woodscape Apartments as the payment of interest expense ceased due to the repayment of the property's underlying mortgage loan in May 1994. This increase was partially offset by the August 1994 disposition of the Partnership's interest in the Northgate and Gatewood apartment complexes which had generated income.

Interest income on short-term investments decreased as a result of less cash available for investment due to special distributions paid to the Limited Partners in April and July 1995.

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

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provision for potential losses during 1995 and a provision of $3,900,000 during 1994.

In November 1994, the Partnership incurred fees in connection with the remarketing of the Sun Lake Apartments underlying revenue bonds which are being amortized over the life of the loan. As a result, amortization of deferred expenses increased.

As a result of legal fees incurred in 1994 relating to the disposition of the Partnership's investment in the Northgate and Gatewood apartment complexes, administrative expenses decreased during the nine months ended September 30, 1995 as compared to the same period in 1994; however, as a result of increased other third party professional fees, administrative expenses increased for the quarter ended September 30, 1995 as compared to the same period in 1994.

Participation in income of joint ventures with affiliates represents the Partnership's share of the operations of the Sand Pebble Village, Sand Pebble Village II and Jonathan's Landing apartment complexes and the 45 West 45th Street Office Building. The Partnership recognized its share of the decline in the fair value of the 45 West 45th Street Office Building during the quarter ended September 30, 1995. This resulted in participation in loss of joint ventures with affiliates in 1995 as compared to income in 1994. The property had been classified as real estate held for sale by the participants effective January 1, 1993.

Affiliates' participation in joint ventures represents the affiliates' share of income at the Sun Lake Apartments, Perimeter 400 Office Complex and Brookhollow/Stemmons Center Office Complex. The Partnership recognized a decline in the fair value of the Sun Lake Apartments during the third quarter of 1994. As a result, the affiliates recognized participation in income of joint ventures during the quarter ended September 30, 1995 as compared to a net loss during the same period in 1994 and an increase in income during the nine months ended September 30, 1995 as compared to the same period in 1994.

The Partnership recognized a gain of $818,379 on the disposition of the Partnership's investment in the Northgate and Gatewood apartment complexes in August 1994.


Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of September 30, 1995 when compared to December 31, 1994 due primarily to special distributions paid to Limited Partners in April and July 1995.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Sun Lake Apartments is the Partnership's only property with underlying debt. During the nine months ended September 30, 1995 and 1994, all eleven of the Partnership's properties and all four of the properties in which the Partnership holds minority joint venture interests with affiliates generated positive cash flow. The Brookhollow/Stemmons Office Building incurred significant leasing costs in 1994 which were not included in classifying the cash flow performance of the property. Had these nonrecurring expenditures been included, the property would have generated a marginal deficit during 1994. The 45 West 45th Street Office Building, in which the Partnership holds a minority joint venture interest, also incurred significant leasing costs in 1995 which were not included in classifying the cash flow performance of the property. Had these nonrecurring expenditures been included, the property would have generated a significant deficit in 1995. The Northgate and Gatewood apartment complexes also generated positive cash flow until the Partnership disposed of its investment in these properties in August 1994.

As of September 30, 1995, the occupancy rates of the Partnership's commercial properties ranged from 82% to 97% and the occupancy rates of the residential properties ranged from 95% to 98%. Many rental markets continue to be extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the participants received title to the property through foreclosure. The Partnership owns a 41.3% joint venture interest in the property.

In January 1995, the Partnership and an affiliate placed the Jonathan's Landing Apartments loan in default and accelerated the loan due to the sale of the property by the borrower without the required consent from the Partnership and the affiliate. The property was posted for a foreclosure sale in July 1995 at which time the Partnership and the affiliate received title to the property. The Partnership owns a 47% joint venture interest in the property.

In October 1995, the Partnership completed the refunding of the Sun Lake Apartments underlying revenue bonds. See Note 4 of Notes to Financial Statements for additional information.

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

In October 1995, the Partnership made a distribution of $6,055,622 ($4.38 per Interest) to the holders of Limited Partnership Interests. This distribution includes a regular quarterly distribution of $2.00 per Interest from Cash Flow and a special distribution of $2.38 per Interest from Mortgage Reductions. The level of the regular quarterly distribution is consistent with the amount distributed for the first and second quarters of 1995. Including the October 1995 distribution, Limited Partners have received cash distributions totaling $201.32 per $250 Interest. Of this amount, $126.52 represents Cash Flow from operations and $74.80 represents a return of Original Capital. In October 1995, the Partnership also paid $230,427 to the General Partner as its distributive share of the Cash Flow distributed for the third quarter of 1995 and made a contribution to the Early Investment Incentive Fund of $76,809.

The Partnership expects to continue making cash distributions.   The level of
future distributions is dependent on cash flow from property operations and the receipt of interest income from the acquisition loan less fees to the General Partner and administrative expenses. The General Partner, on behalf of the Partnership, has retained what it believes is an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

During the nine months ended September 30, 1995, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 7,110 Interests from Limited Partners at a cost of $850,477.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on form 8-K: A Current Report on Form 8-K dated September 14, 1995, as amended by Form 8-K/A dated October 27, 1995, was filed reporting a change in the Registrant's certifying public accountants.

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



Date: November 14, 1995
      ---------------------------