Form 10-K
period 1995-12-31
BALCOR PENSION INVESTORS VI
filed 1996-04-01
CIK 755497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-14332
                       -------

                          BALCOR PENSION INVESTORS-VI
          ------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Illinois                                      36-3319330
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                       60015
- ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Item 1.  Business
- -----------------

Balcor Pension Investors-VI (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $345,640,500 from sales of Limited Partnership Interests. The Registrant's operations currently consist exclusively of a first mortgage loan and operation of properties acquired through foreclosure, and all information included in this report relates to this industry segment.

The Registrant originally funded thirty-one loans. A portion of the Mortgage Reductions generated by repayments was added to the Registrant's working capital reserves and the remainder was distributed to Limited Partners. As a result of the repayments, foreclosures and write-off of thirty loans, the Registrant has one loan in its portfolio as of December 31, 1995. Thirteen properties and three investments in joint ventures-affiliates were acquired through foreclosure and an additional investment in joint venture-affiliate was purchased. The Registrant sold two of the properties and has eleven properties and four investments in joint ventures-affiliates in its portfolio as of December 31, 1995. See "Item 2. Properties" for additional information.

During 1995, the Registrant and three affiliates acquired title to the 45 West 45th Street Office Building through foreclosure. See "Item 7. Liquidity and Capital Resources" for additional information.

During 1995, the Registrant and an affiliate acquired title to the Jonathan's Landing Apartments through foreclosure. See "Item 7. Liquidity and Capital Resources" for additional information.

During 1995, the Sun Lake Apartments underlying revenue bonds were refunded and new bonds were issued. See "Item 7. Liquidity and Capital Resources" for additional information.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental markets which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

With virtually no new construction over the past few years, the national office market has experienced consistently rising occupancy rates and, recently, rising rental rates. Investor interest has also returned, typically preferring suburban buildings over their downtown counterparts. Except for properties built for a specific tenant, the economic feasibility of new construction in most markets is still several years away. Build-to-suit construction for large companies currently in leased space could restrict office appreciation rates over the next few years. In addition, increased vacancies could result from companies who restructure their workforce in order to reduce their occupancy costs.

Shopping centers are the most troubled asset class in real estate currently. Unlike other asset classes, construction of power shopping centers, those with a preponderance of "big box" retailers, occurred at a brisk pace during the early 1990s, and now a shake-out of retailers is taking place. Retailers posted lackluster sales in 1995, particularly in the latter half of the year, and similar results are expected for 1996. The slight rise in interest rates in 1995 also contributed to low sales growth in interest rate sensitive sectors such as automobiles and home furnishings. Nevertheless, retail properties are particularly unique, and those with strong tenant alignments should better weather the current slowdown. In the long-term, however, retail real estate is also vulnerable to technological changes (e.g. home shopping) which could drastically alter the retail distribution system.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Registrant's residential properties. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

Activity for the purchase of limited partnership interests ("tender offer") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

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

Other Information
- -----------------

Hawthorne Heights Apartments
- ---------------------------

In 1985, the Registrant funded a $6,000,000 loan collateralized by a first mortgage on the Hawthorne Heights Apartments. The Registrant obtained title to the property through foreclosure in 1990.

On March 21, 1996, the Registrant contracted to sell the property for a sale price of $8,425,000 to Elkor Realty Corporation, an Illinois corporation. The purchaser has deposited $250,000 into an escrow account as earnest money and will pay the remaining $8,175,000 at closing, scheduled for April 23, 1996. From the proceeds of the sale, the Registrant will pay closing costs and $210,625 to an unaffiliated party as a brokerage commission. The General Partner will be reimbursed by the Registrant for its actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible that the sale of the property may not occur.

Item 2.  Properties
- -------------------

As of December 31, 1995, the Registrant owns the eleven properties described below:

Location                     Description of Property
- --------                     -----------------------
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

 * Owned by the Registrant through a joint venture with an affiliate. See Note 8 of Notes to Financial Statements for additional information.

** Owned by the Registrant through a joint venture with three affiliates.  See
Note 8 of Notes to Financial Statements for additional information.

The Registrant also holds minority joint venture interests in the Sand Pebble Village and Sand Pebble Village II apartment complexes, located in Riverside (Los Angeles), California, the 45 West 45th Street Office Building located in New York, New York, and the Jonathan's Landing Apartments, located in Kent (Seattle), Washington. See Note 9 of Notes to Financial Statements for additional information.

Sun Lake Apartments is held subject to a mortgage loan.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate properties.

See Notes to Financial Statements for other information regarding real estate held for sale.

Item 3.  Legal Proceedings
- --------------------------

Williams class action
- ---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships") and other affiliates are the defendants. The complaint alleges violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants subsequently filed a counterclaim asserting claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding the defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover for damage to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Upon the defendants' motion, the Court ordered plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court for costs incurred with the class certification motion, which amounts continue to be outstanding.

In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification, which was denied in December 1994. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995.

The defendants intend to continue vigorously contesting this action.
Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
- ----------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see "Item 7. Liquidity and Capital Resources".

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 66,721.


Item 6.  Selected Financial Data
- --------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1995        1994        1993        1992        1991
                    ----------  ----------  ----------  ----------  ----------
Total income        $16,011,025 $16,696,829 $16,941,268 $18,438,167 $21,340,107
Recovery of
  losses on
  loans, real
  estate and
  accrued interest
  receivable        2,465,000        None        None        None        None
Provision for
  losses on
  loans, real
  estate and
  accrued interest
  receivable        1,800,000    3,900,000   4,665,000  18,500,000  16,086,000
Income before
  gain on dis-
  positions of
  real estate      11,582,447   10,222,248   8,345,743     730,590   3,860,085
Net income         11,582,447   11,040,627  11,817,474     730,590   3,860,085
Net income per
  Limited Partner-
  ship Interest          7.54         7.18        7.69         .48        2.51
Total assets      176,899,144 190,674,572  240,813,287 242,357,773 259,605,790
Mortgage notes
  payable          15,657,066   15,700,000  21,257,668  21,572,650  19,346,412
Distributions per
  Limited Partner-
  ship Interest (A)      17.40        39.20        8.00       11.00       14.00


(A) These amounts include distributions of original capital of $8.80, $29.20 and $.75 per Limited Partnership Interest for the years 1995, 1994 and 1992, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations
- ---------------------

Operations
- ----------

Summary of Operations
- ---------------------

Operations improved at several of Balcor Pension Investors-VI (the "Partnership") properties and the Partnership recognized a recovery for losses during 1995. The Partnership also recognized lower net interest income on loans and participation income during 1995 as compared to 1994 due to two loan prepayments in 1994. As a result of these combined events, net income increased slightly during 1995 as compared to 1994.

The Partnership received two loan prepayments in 1994 as discussed above and three loan prepayments in 1993 and recognized a gain on the sale of Winchester Mall in 1993. Operations also improved at several of the Partnership's properties during 1994. As a result of these combined events, net income decreased slightly during 1994 as compared to 1993. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- ---------------------

Interest income on loans receivable decreased during 1995 as compared to 1994 as a result of the 1994 prepayments of the Breckenridge and Highland Green loans, the dispositions of the Northgate and Gatewood apartment complexes and the foreclosure of the Jonathan's Landing Apartments loan in July 1995.

Income from operations of real estate held for sale represents the net operations of the properties acquired by the Partnership through foreclosure. At December 31, 1995, the Partnership was operating eleven properties. Original funds advanced by the Partnership totals approximately $145,000,000 for these eleven properties. Income from operations of real estate held for sale increased during 1995 as compared to 1994 due to improved operations at nine of the properties, in particular at the Brookhollow/Stemmons Center Office Complex due to higher occupancy, at the Woodscape Apartments as the payment of interest expense ceased due to the repayment of the property's underlying mortgage loan in May 1994, at the Sun Lake Apartments due to a decrease in interest expense resulting from the November 1994 remarketing of the underlying revenue bonds and at the 420 N. Wabash Office Building where real estate tax expense decreased due to a decrease in the property's assessed value.

The Partnership's loans receivable generally bear interest at contractually-fixed interest rates. Some loans also provided for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property securing the Partnership's loan and/or a share in the increase of gross income of the property above a certain level. Participation income of $3,000,000 was recognized during 1994 in connection with loan prepayments.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. See Note 2(c) of Notes to Financial Statements for further information regarding the Partnership's accounting policies relating to the determination of the fair value for its loans and real estate held for sale. The Partnership recognized a provision of $1,800,000 and a recovery of $2,465,000 during 1995 and a provision of $3,900,000 during 1994 related to the Partnership's real estate held for sale to provide for changes in the estimate of the fair value of certain properties in the Partnership's portfolio. The Partnership did not recognize any provisions during 1995 or 1994 related to it's loans.

As a result of legal fees incurred in 1994 relating to the disposition of the Partnership's investment in the Northgate and Gatewood apartment complexes, as well as the prepayments of the Breckenridge and Highland Green loans, administrative expenses decreased during 1995 as compared to 1994.

Participation in income (loss) of joint ventures with affiliates represents the Partnership's share of the operations of the Sand Pebble Village, Sand Pebble Village II and Jonathan's Landing apartment complexes and the 45 West 45th Street Office Building. The Partnership recognized its share of a provision for loss relating to the 45 West 45th Street Office Building during 1995. This resulted in participation in loss of joint ventures with affiliates in 1995 as compared to participation in income of joint ventures with affiliates in 1994.

The Partnership recognized a gain of $818,379 on the disposition of the Partnership's investment in the Northgate and Gatewood Apartment Complexes in August 1994.

1994 Compared to 1993
- ---------------------

As a result of the prepayment of two loans in 1994 and three loans in 1993, interest income on loans receivable decreased during 1994 as compared to 1993. Interest on loans payable - underlying mortgages ceased in 1994 due to the prepayment of the Miami Free Zone loan in 1993. As of December 31, 1994, the Jonathan's Landing Apartments loan was on non-accrual status. The funds advanced by the Partnership for this non-accrual loan totaled approximately $11,045,000, representing approximately 4% of original funds advanced. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. During 1994, the Partnership received cash payments of interest income totaling approximately $881,300 on this loan, as required under the terms of the loan agreement.

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

The Partnership recognized a provision for potential losses on loans of $600,000 in 1993. In addition, the Partnership recognized a provision for potential losses of $4,065,000 in 1993 related to the Partnership's real estate held for sale to provide for declines in the fair value of certain properties in the Partnership's portfolio.

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

The Partnership incurred significant leasing costs at the Perimeter 400 Center during 1993, which resulted in improved operations at the property during 1994. In addition, the Partnership recognized a decline in the fair values of the Sun Lake Apartments during 1994 and the Brookhollow/Stemmons Center Office Complex during 1993. As a result of the combined effect of these events, the affiliates recognized participation in income of joint ventures during 1994 as compared to a participation in loss of joint ventures during 1993.

The Partnership recognized a gain on disposition of real estate of $3,471,731 during 1993 in connection with the sale of Winchester Mall.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased as of December 31, 1995 when compared to December 31, 1994 primarily due to distributions to Partners of approximately $25,400,000. Operating activities generated cash of approximately $11,609,000, primarily due to cash flow from the operations of the Partnership's real estate held for sale, interest income from short-term investments and from the Partnership's remaining loans, which were partially offset by the payment of administrative expenses. Investing activities consisted of net distributions from joint ventures-affiliates of approximately $721,000 and expenditures of approximately $522,000 for improvements to the Partnership's properties. Financing activities consisted primarily of distributions paid to Partners of approximately $25,400,000, distributions to joint venture-affiliates of approximately $1,000,000, and the payment of refinancing fees of approximately $775,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Sun Lake Apartments is the Partnership's only property with underlying debt. During 1995 and 1994, all eleven of the Partnership's properties and all four of the properties in which the Partnership holds minority joint venture interests with affiliates generated positive cash flow. The 45 West 45th Street Office Building, in which the Partnership holds a minority joint venture interest, incurred significant leasing costs in 1995 which were not included in classifying the cash flow performance of the property. Had these nonrecurring expenditures been included, the property would have generated a significant deficit in 1995. The Jonathan's Landing Apartments, in which the Partnership holds a minority joint venture interest, generated positive cash flow after being acquired in 1995. As of December 31, 1995, the occupancy rates of the Partnership's commercial properties ranged from 84% to 98% and the occupancy rates of the residential properties ranged from 95% to 97%.

Many rental markets continue to be extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Partnership's residential properties. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate. Lower interest rates may increase the probability the borrower may seek prepayment of the Partnership's loan whereas rising interest rates decrease the yield on the loan and make prepayment less likely.

The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the participants obtained title to the property through foreclosure. The Partnership owns a 41.3% joint venture interest in the property.

In January 1995, the Partnership and an affiliate placed the Jonathan's Landing Apartments loan in default and accelerated the loan due to the sale of the property by the borrower without the required consent from the Partnership and the affiliate. The property was posted for a foreclosure sale in July 1995 at which time the Partnership and the affiliate obtained title to the property. The Partnership owns a 46.5% joint venture interest in the property.

In October 1995, the underlying revenue bonds which financed the Sun Lake Apartments $15,700,000 mortgage note payable were refunded. The proceeds from the new bonds were used to repay the prior bonds. In connection with the refunding, the $700,000 debt service reserve was released, and the Partnership paid approximately $775,000 in financing and closing fees, of which the Partnership's share is approximately $480,000. See Note 4 of Notes to Financial Statements for additional information.

In March 1996, the Partnership contracted to sell the Hawthorne Heights Apartments. See Item 1. Business for additional information.

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

The Partnership made four distributions totaling $17.40, $39.20, and $8.00 per Interest in 1995, 1994, and 1993, respectively. See Statement of Partner's Capital for additional information. Distributions were comprised of $8.60 of Cash Flow and $8.80 of Mortgage Reductions in 1995, $10.00 of Cash Flow and $29.20 of Mortgage Reductions in 1994 and $8.00 of Cash Flow in 1993. Cash Flow distributions decreased in 1995 as compared to 1994 primarily due to decreased Cash Flow in 1995 resulting from loan prepayments received in 1994. Cash Flow distributions increased in 1994 as compared to 1993 primarily due to loan prepayments and the disposition of the Partnership's investment in the Northgate and Gatewood apartment complexes in 1994.

In January 1996, the Partnership paid a distribution of $2,765,124 ($2.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow for the fourth quarter of 1995. Including the January 1996 distribution, Limited Partners have received cash distributions totaling $203.32 per $250 Interest. Of this amount, $128.52 represents Cash Flow from operations and $74.80 represents a return of Original Capital. In January 1996, the Partnership also paid $230,427 to the General Partner as its distributive share of the Cash Flow distributed for the fourth quarter of 1995 and made a contribution to the Early Investment Incentive Fund of $76,809.

During 1995 the General Partner used amounts placed in the Early Investment Incentive Fund to repurchase 9,666 Interests from Limited Partners at a cost of $1,152,093.

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

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sale prices depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
Financial Disclosure
- --------------------

On September 14, 1995 the Registrant approved the engagement of Coopers & Lybrand L.L.P. as its independent accountants for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Registrant effective September 14, 1995. The General Partner of the Registrant approved the change in auditors.

The reports of Ernst & Young LLP on the Registrant's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Registrant's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-VI, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                            OFFICERS
            -----                            --------

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.


(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11.  Executive Compensation
- --------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Mortgage Advisors-VI, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------
(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Mortgage Advisors-VI and its officers and partners own as a group through the Early Investment Incentive Fund and otherwise the following Limited Partnership Interests of the Registrant:


                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
         Interests           53,748 Interests        3.9%


Relatives and affiliates of the officers and partners of the General Partner do not own any additional interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV


Item 14.  Exhibits and Reports on Form 8-K
- ------------------------------------------

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

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission file No. O-14332) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K/A dated October 27, 1995, amending the Current Report on Form 8-K dated September 19, 1995 reporting a change in the Registrant's certifying accountant, was filed. (Commission File No. 0-14332).

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

(99) Agreement of Sale and attachment thereto relating to the sale of the Hawthorne Heights Apartments.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-VI


                         By: /s/Brian D. Parker
                             -----------------------------------
                             Brian D. Parker
                             Executive Vice President, and Chief Accounting and Financial Officer (Principal Accounting and Financial Officer) of Balcor Mortgage Advisors-VI, the General Partner

Date: March 29, 1996
      ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
- ---------------------    -------------------------------     ------------
                         Executive and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/Thomas E. Meador      Advisors-VI, the General Partner   March 29, 1996
- ---------------------                                       --------------
  Thomas E. Meador

                         Senior Vice President, and Chief Accounting
                         and Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Mortgage
 /s/Brian D. Parker      Advisors-VI, the General Partner   March 29, 1996
- --------------------                                        --------------
  Brian D. Parker

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Pension Investors-VI:

We have audited the accompanying balance sheet of Balcor Pension Investors-VI (An Illinois Limited Partnership) as of December 31, 1995, and the related statements of partners' capital, income and expenses and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-VI (An Illinois Limited Partnership) at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.







                                        COOPERS & LYBRAND L.L.P.




Chicago, Illinois
March 27, 1996

                        REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Pension Investors-VI:

We have audited the accompanying balance sheet of Balcor Pension Investors-VI (An Illinois Limited Partnership) as of December 31, 1994, and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-VI at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.







                                        ERNST & YOUNG LLP



Chicago, Illinois
March 11, 1995

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                             1995              1994
                                        ---------------   ----------------
Cash and cash equivalents               $   16,076,834    $    31,007,746
Restricted investment                                             700,000
Escrow deposits                                557,405             14,627
Accounts and accrued interest receivable     2,522,489          2,539,740
Prepaid expenses                               283,525            106,824
Deferred expenses, net of accumulated
  amortization of $1,014,165 in 1995 and
  $713,230 in 1994                           1,935,041          1,196,673
                                        ---------------   ----------------
                                            21,375,294         35,565,610
                                        ---------------   ----------------
Investment in loans receivable:
  Loan receivable - first mortgage                              9,635,000
  Investment in acquisition loan             4,434,410          4,467,124
Less:
  Allowance for potential loan losses          274,594          1,308,594
                                        ---------------   ----------------
Net investment in loans receivable           4,159,816         12,793,530
Real estate held for sale (net of
  allowance of $7,300,000 in 1995 and
  $7,965,000 in 1994)                      130,149,878        128,963,046
Investment in joint ventures with
   affiliates                               21,214,156         13,352,386
                                        ---------------   ----------------
                                           155,523,850        155,108,962
                                        ---------------   ----------------
                                        $  176,899,144    $   190,674,572
                                        ===============   ================

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $      763,742    $       505,648
Due to affiliates                               51,700            174,178
Accrued liabilities, principally
  real estate taxes                            808,262            905,270
Security deposits                              665,005            645,604
Mortgage note payable                       15,657,066         15,700,000
                                        ---------------   ----------------
    Total liabilities                       17,945,775         17,930,700

Affiliates' participation in joint
   ventures                                 19,861,816         19,857,072

Limited Partners' capital (1,382,562
  Interests issued and
  outstanding)                             146,274,796        159,907,173
General Partner's deficit                   (7,183,243)        (7,020,373)
                                        ---------------   ----------------
    Total partners' capital                139,091,553        152,886,800
                                        ---------------   ----------------
                                        $  176,899,144    $   190,674,572
                                        ===============   ================

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994 and 1993

                                Partners' Capital  (Deficit) Accounts
                           --------------- --------------- ---------------
                                                General         Limited
                                 Total          Partner        Partners
                           --------------- --------------- ---------------
Balance at
  December 31, 1992        $  198,050,749  $   (6,541,059) $  204,591,808

Cash distributions to:
  Limited Partners (A)        (11,060,496)                    (11,060,496)
  General Partner              (1,228,944)     (1,228,944)

Net income for the year
  ended December 31, 1993      11,817,474       1,181,747      10,635,727
                           --------------- --------------- ---------------
Balance at
  December 31, 1993           197,578,783      (6,588,256)    204,167,039

Cash distributions to:
  Limited Partners (A)        (54,196,430)                    (54,196,430)
  General Partner              (1,536,180)     (1,536,180)

Net income for the year
  ended December 31, 1994      11,040,627       1,104,063       9,936,564
                           --------------- --------------- ---------------
Balance at
  December 31, 1994           152,886,800      (7,020,373)    159,907,173

Cash distributions to:
  Limited Partners (A)        (24,056,579)                    (24,056,579)
  General Partner              (1,321,115)     (1,321,115)

Net income for the year
  ended December 31, 1995      11,582,447       1,158,245      10,424,202
                           --------------- --------------- ---------------
Balance at
  December 31, 1995        $  139,091,553  $   (7,183,243) $  146,274,796
                           =============== =============== ===============

(A) Summary of cash distributions paid per Limited Partnership Interest:

                                 1995            1994            1993
                           --------------- --------------- ---------------

             First Quarter $         2.00  $        12.20  $         2.00
            Second Quarter           4.50           12.00            2.00
             Third Quarter           6.52           13.00            2.00
            Fourth Quarter           4.38            2.00            2.00

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993

                                1995            1994            1993
                           --------------- --------------- ---------------
Income:
  Interest on loans
    receivable and from
    investment in
    acquisition loan       $      816,044  $    2,362,044  $    7,800,950
  Less interest on loans
    payable - underlying
    mortgages                                                     935,768
                           --------------- --------------- ---------------
  Net interest income on
     loans receivable             816,044       2,362,044       6,865,182
  Income from operations
    of real estate held
    for sale                   11,142,276       9,639,905       8,241,518
  Interest on short-term
    investments                 1,587,705       1,694,880         692,015
  Participation income                          3,000,000         932,553
  Prepayment income                                               210,000
  Recovery of losses on
    loans, real estate
    and accrued interest
    receivable                  2,465,000
                           --------------- --------------- ---------------
      Total income             16,011,025      16,696,829      16,941,268

Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable         1,800,000       3,900,000       4,665,000
  Amortization of deferred
    expenses                      300,935         281,613         202,244
  Administrative                1,229,199       1,514,676       1,690,133
                           --------------- --------------- ---------------
      Total expenses            3,330,134       5,696,289       6,557,377
                           --------------- --------------- ---------------
Income before joint venture
  participations, equity in
  loss from investment in
  acquisition loan and
  gain on dispositions of
  real estate                  12,680,891      11,000,540      10,383,891
Participation in (loss)
  income of joint ventures
  - affiliates                    (18,481)        568,147      (2,482,286)
Equity in loss from
  investment in
  acquisition loan                (32,714)        (40,410)        (51,798)
Affiliates' participation
  in (income) loss of
  joint ventures               (1,047,249)     (1,306,029)        495,936
Gain on dispositions of
  real estate                                     818,379       3,471,731
                           --------------- --------------- ---------------
Net income                 $   11,582,447  $   11,040,627  $   11,817,474
                           =============== =============== ===============
Net income allocated to
  General Partner          $    1,158,245  $    1,104,063  $    1,181,747
                           =============== =============== ===============
Net income allocated to
  Limited Partners         $   10,424,202  $    9,936,564  $   10,635,727
                           =============== =============== ===============
Net income per Limited
  Partnership Interest
  (1,382,562 issued and
  outstanding)             $         7.54  $         7.18  $         7.69
                           =============== =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                 1995            1994            1993
                           --------------- --------------- ---------------
Operating activities:
  Net income               $   11,582,447  $   11,040,627  $   11,817,474
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Recovery of losses on
       loans, real estate
       and accrued interest
       receivable              (2,465,000)
      Provision for
       potential losses on
       loans, real estate
       and accrued interest
       receivable               1,800,000       3,900,000       4,665,000
      Payment of deferred
       expenses                  (264,559)       (284,080)       (486,394)
      Amortization of
       deferred expenses          300,935         281,613         202,244
      Participation in loss
       (income) of joint
       ventures-affiliates         18,481        (568,147)      2,482,286
      Equity in loss from
       investment in
       acquisition loan            32,714          40,410          51,798
      Affiliates' partici-
       pation in income
       (loss) of joint
       ventures                 1,047,249       1,306,029        (495,936)
      Gain on dispositions
       of real estate                            (818,379)     (3,471,731)
      Net change in:
       Escrow deposits           (341,703)           (281)
       Escrow deposits -
         restricted                               238,983         590,551
       Accounts and accrued
         interest receivable       17,251        (455,195)       (322,238)
       Prepaid expenses          (176,701)         24,528         (48,462)
       Accounts payable           258,094          77,072          44,269
       Due to affiliates         (122,478)         19,763           5,960
       Accrued liabilities        (97,008)       (185,427)       (976,242)
       Security deposits           19,401         (21,219)         54,703
                           --------------- --------------- ---------------
  Net cash provided by
    operating activities       11,609,123      14,596,297      14,113,282
                           --------------- --------------- ---------------
Investing activities:
  Distributions from joint
    ventures - affiliates         859,648         871,330       1,292,204
  Contribution to joint
    ventures - affiliates        (138,899)
  Collection of principal
    payments on loans
    receivable                                 21,637,000      35,290,969
  Improvements to
    properties                   (521,832)       (867,198)     (3,347,853)
  Proceeds from disposition
    of real estate                              8,325,000       8,971,731
  Purchase of joint venture
    interest in property
    with affiliate                                             (1,932,909)
                           --------------- --------------- ---------------
  Net cash provided by
    investing activities          198,917      29,966,132      40,274,142
                           --------------- --------------- ---------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                  (CONTINUED)

Financing activities:
  Distributions to Limited
    Partners               $  (24,056,579) $  (54,196,430) $  (11,060,496)
  Distributions to General
    Partner                    (1,321,115)     (1,536,180)     (1,228,944)
  Distributions to joint
    venture partners -
    affiliates                 (1,042,505)     (1,188,567)       (160,988)
  Capital contributions by
    joint venture partners
    - affiliates                                  103,285         770,696
  Refunding of underlying
    revenue bonds              15,700,000
  Issuance of underlying
    revenue bonds             (15,700,000)
  Release of restricted
    investment                    700,000
  Repayment of mortgage
    notes payable and
    underlying loan payable                    (5,434,419)     (7,851,022)
  Principal payments on
    mortgage notes payable        (42,934)       (123,249)       (314,982)
  Funding of repair escrows      (201,075)
  Payment of
    refinancing fees             (774,744)
                           --------------- --------------- ---------------
  Net cash used in
    financing activities      (26,738,952)    (62,375,560)    (19,845,736)
                           --------------- --------------- ---------------
Net change in cash and cash
  equivalents                 (14,930,912)    (17,813,131)     34,541,688
Cash and cash equivalents
  at beginning of year         31,007,746      48,820,877      14,279,189
                           --------------- --------------- ---------------
Cash and cash equivalents
  at end of year           $   16,076,834  $   31,007,746  $   48,820,877
                           =============== =============== ===============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.  Nature of the Partnership's Business:

Balcor Pension Investors-VI (the "Partnership") is engaged principally in the operation of residential, commercial and retail real estate located in various markets within the United States and to a lesser extent, investment in a first mortgage loan.

2.  Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment has occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

Various loan agreements provide for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding a base amount. Participation income is reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate held for sale is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(c) Loan losses on mortgage notes receivable are charged to income and an allowance account is established when the General Partner believes the loan balance will not be recovered. The General Partner assesses the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance is transferred to real estate held for sale after the fair value of the property, less costs of disposal, is assessed. Upon the transfer to real estate held for sale, a new basis in the property is established.

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". Under SFAS 121, the General Partner periodically assesses, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return or by applying a discounted cash flow analysis both of which consider economic and demographic conditions in the market. Changes in the property's fair value is recorded by an adjustment to the property allowance account and is recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value is determined. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Investment in acquisition loans represents first mortgage loans which, because the loan agreements include certain specified terms, must be accounted for as an investment in a real estate venture. The investment is therefore reflected in the accompanying financial statements using the equity method of accounting. Under this method, the Partnership records its investment at cost (representing total loan fundings) and subsequently adjusts its investment for its share of property income or loss.

Amounts representing contractually required debt service are recorded in the accompanying Statements of Income and Expenses as interest income and participation income. Equity from investment in acquisition loan represents the Partnership's share of the collateral properties' operations, including depreciation and interest expense. The Partnership's share of operations has no effect on cash flow of the Partnership.

(e) Investment in joint ventures - affiliates represents the Partnership's 44.63%, 41.3%, and 46.5% interest, under the equity method of accounting, in joint ventures with affiliates. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(f) Deferred expenses consist of refinancing fees which are amortized over the term of the respective agreement, and leasing commissions which are amortized over the life of each respective lease.

(g) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(h) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(i) Cash and cash equivalents include all unrestricted highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are primarily invested in commercial paper, approximately 65% of which is with two issuers.

(j) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership's income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(k) Several reclassifications have been made to the previously reported 1994 and 1993 financial statements to conform with the classifications used in 1995, including a reclassification of mortgage servicing fees to administrative expenses. These reclassifications have not changed the 1994 and 1993 results.

3. Partnership Agreement:

The Partnership was organized in October 1984. The Partnership Agreement provides for Balcor Mortgage Advisors-VI to be the General Partner and for the admission of Limited Partners through the sale of up to 1,450,000 Limited Partnership Interests at $250 per Interest, 1,382,562 of which were sold on or prior to October 31, 1985, the termination date of the offering. For financial statement purposes, the Partnership's results of operations are allocated 90% to Limited Partners and 10% to the General Partner, of which 2.5% of the General Partner's share relates to the Early Investment Incentive Fund.

To the extent that Cash Flow is distributed, distributions are made as follows:
(i) 90% of such Cash Flow is distributed to the Limited Partners, (ii) 7.5% of such Cash Flow is distributed to the General Partner, and (iii) an additional 2.5% of such Cash Flow is distributed to the General Partner and constitutes the Early Investment Incentive Fund (the "Fund"). An amount not to exceed such 2.5% share originally allocated will be returned to the Partnership by the Fund at the dissolution of the Partnership to the extent necessary to enable early investors to receive upon dissolution of the Partnership a return of their Original Capital plus a Cumulative Return of 15% for Interests purchased on or before June 30, 1985, and 14% for Interests purchased between July 1, 1985 and October 31, 1985.

Amounts placed in the Fund are used to repurchase Interests from existing Limited Partners, at the sole discretion of the General Partner and subject to certain limitations. During 1995, the Fund repurchased 9,666 Interests at a cost of $1,152,093. All repurchases of Interests have been made at 90% of the current value of such Limited Partnership Interests at the previous quarter end.

Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests are paid to the Fund and are available to repurchase additional Interests.

4. Mortgage Notes Payable:

In October 1995, the underlying revenue bonds which financed the Sun Lake Apartments $15,700,000 mortgage note payable, were refunded. The proceeds from the new bonds were used to repay the prior bonds. The interest rate increased from 4.5% to 5.375%. The prior bonds were collateralized by a letter of credit for a fee of 1.7% annually of the letter of credit balance. The new bonds require payment of guarantee and servicing fees totaling .975% annually of the letter of credit balance. The monthly principal and interest payment due on the new bonds is $99,080. The maturity date of the bonds is October 2025 with the next mandatory remarketing date being October 2005. The mortgage note payable had a balance of $15,657,066 at December 31, 1995.

In November 1994, the Partnership remarketed the underlying revenue bonds which financed the Sun Lake Apartments $15,700,000 mortgage note payable, which reduced the interest rate of the loan from 7.625% to 4.5% effective November 1, 1994. The interest rate remained constant until November 1, 1995, the remarketing date of the bonds. The bonds were collateralized by an irrevocable letter of credit. In connection with the remarketing, the letter of credit was reduced to approximately $16,131,750 and extended one additional year to November 1, 1995. The Partnership needed to replace the letter of credit or find an alternate credit facility for the bonds as of such date. The Partnership paid a fee of approximately 1.7% on the letter of credit balance. In addition, beginning November 1, 1994, the Partnership was required to remit excess cash flow payments to the letter of credit provider to be held in trust for future remarketing expenditures. Unless there was a prior redemption of all or part of the bonds, the entire principal balance of the loan would have been due on November 1, 1997.

Real estate held for sale with an aggregate carrying value of $21,885,000 at December 31, 1995 was pledged as collateral for repayment of this mortgage note.

Future annual maturities of the above mortgage note payable during each of the next five years are approximately as follows:

                    1996      $   179,000
                    1997          191,000
                    1998          204,000
                    1999          217,000
                    2000          232,000

During the years ended December 31, 1995, 1994 and 1993, the Partnership incurred interest expense on the mortgage notes payable of $959,064, $1,688,971 and $1,855,630, respectively, and paid interest expense of $1,020,529, $1,627,506 and $1,855,630, respectively.

5. Investment in Acquisition Loan:

Non-accrual loans and loans whose payment terms have been restructured are hereinafter referred to as impaired loans. Net interest income relating to impaired loans would have been $524,637 in 1995, $1,049,275 in 1994 and $4,444,476 in 1993. Net interest income included in the accompanying Statements of Income and Expenses amounted to $425,421 in 1995, $887,409 in 1994 and $3,198,625 in 1993.

In January 1989, the Partnership and two affiliates entered into a participation agreement to fund a $23,300,000 first mortgage loan on the Noland Fashion Square. The Partnership participates ratably in approximately 21% of the loan amount, related interest income and participation income. At December 31, 1995, the loan had a balance of $4,434,410, and a related allowance of $274,594, and current monthly interest-only payments of $38,979 are due through maturity in December 1999. The Partnership may receive additional payments from the borrower representing participations in the operating results of the collateral property which exceed specified levels and a share in the appreciation of the collateral property upon repayment or refinancing. The loan balance includes the Partnership's share of the cumulative net loss of the property after the loan was funded.

The Jonathan's Landing impaired loan balance of $9,635,000 at December 31, 1994 included a related allowance for losses of $1,034,000. The average recorded investment in the impaired loan during the year ended December 31, 1994 was $9,635,000.

6. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1995 is described in the table below:

                                   1995          1994          1993
                                -----------   -----------   -----------
    Loans:
     Balance at beginning of
      year                      $1,308,594    $ 1,308,594    $ 2,815,500
     Provision charged to
      income                          None           None        600,000
     Direct write-off of
      loans against allowance   (1,034,000)          None     (2,106,906)
                                -----------   -----------   ------------
     Balance at the end of
      the year                  $  274,594    $ 1,308,594    $ 1,308,594
                                ===========   ===========    ===========

    Real Estate Held for Sale:
     Balance at beginning of
      year                      $7,965,000     $ 4,065,000          None
     Provision charged to
      income                     1,800,000       3,900,000   $ 4,065,000
     Recovery of provision
      previously charged
      to income                (2,465,000)           None          None
                                -----------    -----------   -----------
     Balance at the end of
      the year                  $7,300,000     $ 7,965,000   $ 4,065,000
                                ===========    ===========   ===========

7.  Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts for residential properties and a range of 3% to 6% of gross operating receipts for commercial properties.

8. Affiliates' Participation in Joint Ventures:

(a) The Brookhollow/Stemmons Center Office Complex is owned by the Partnership and an affiliate. Profits and losses are allocated 72.5% to the Partnership and 27.5% to the affiliate.

(b) The Perimeter 400 Center Office Building is owned by the Partnership and three affiliates. Profits and losses are allocated 50% to the Partnership and 50% among the affiliates.

(c) The Sun Lake Apartments is owned by the Partnership and an affiliate. Profits and losses are allocated 61.95% to the Partnership and 38.05% to the affiliate.

All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for each affiliate's participation.

Net (distributions) contributions of $(1,042,505), $(1,085,282) and $609,708 were made to joint venture partners during 1995, 1994 and 1993, respectively. In addition, the joint ventures were allocated their pro-rata share of the recovery of losses in the amount of $580,001 during 1995 and provision for potential losses in the amount of $380,500, $684,900 and $1,020,000 during 1995, 1994 and 1993, respectively.

9. Investment in Joint Ventures with Affiliates:

(a) The Partnership and an affiliate acquired title to the Sand Pebble Village Apartments through a foreclosure sale in July 1992. The participants purchased the adjacent property, the Sand Pebble Village II Apartments in October 1993. Profits and losses, all capital contributions and distributions are allocated in accordance with each participant's original funding percentages in the loan. The Partnership's ownership percentage is 44.63%. During 1994 and 1993, the Partnership recognized losses of $512,000 and $1,517,420, respectively, as its share of a provision relating to the change in the estimate of the fair value of these properties. These amounts are included in the Partnership's participation in income (loss) of joint venture with affiliates. In addition, during 1995, 1994, and 1993 the Partnership received net distributions from these joint ventures totaling $855,945, $871,330, and $1,292,204, respectively.

(b) In 1995, the Partnership and three affiliates acquired title to the 45
West 45th Street Office Building. Profits and losses, all capital contributions and distributions are allocated in accordance with each participant's original funding percentages in the loan. The Partnership's ownership percentage is 41.3%. The Partnership recognized a loss of $1,021,000 and $2,400,000 during 1995 and 1993, respectively, as its share of a provision relating to the change in the estimate of the fair value of the property. These amounts are included in the Partnership's participation in income (loss) of joint venture with affiliates. In addition, during 1995 the Partnership made a net contribution of $211,957 to this joint venture.

(c) In 1995, the Partnership and an affiliate acquired title to the Jonathan's Landing Apartments. Profits and losses, all capital contributions and distributions are allocated in accordance with each participants original funding percentages in the loan. The Partnership's ownership percentage is 46.5%. During 1995 the Partnership received net distributions from the joint venture of $76,761.

The following information has been summarized from the December 31, 1995 financial statements of the above joint ventures:


    Net investment in real estate            $51,397,309
    Total liabilities                          5,324,506
    Total income                               8,268,086
    Net income before provision                1,251,627
    Provision for potential losses            (2,473,000)
    Net loss                                  (1,221,373)

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                         ----------------  ---------------  ----------------
                           Paid  Payable    Paid   Payable   Paid    Payable
                          ------  -------  ------  -------  ------   -------

Mortgage servicing fees   $30,603    $957 $71,937  $4,944   $186,190 $10,678
Property management fees None None 973,445 None 1,053,447 84,481 Reimbursement of expenses to the General Partner,
  at cost:
    Accounting             93,992   8,319  122,102  46,741   119,308   9,444
    Data processing        74,804   5,848  147,462  33,817   243,662  21,660
    Investor communica-
      tions                10,982    None   41,294  10,280    21,334   1,688
    Legal                  35,956   4,294   37,638  14,843    37,335   2,955
    Portfolio management  195,656  32,272  121,413  39,432   126,791  21,782
    Other                  27,456      10   26,545  24,121    21,812   1,727

Allegiance Realty Group, Inc. an affiliate of the General Partner, managed ten of the Partnership's eleven properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $169,385, $219,226 and $139,156 in 1995, 1994 and 1993,
respectively.

11. Property Dispositions:

(a) During 1993, the Partnership sold the Winchester Mall in an all cash sale for $9,000,000. The basis of this property was $5,500,000. For financial statement purposes, the Partnership recognized a gain of $3,471,731 from the sale of this property.

(b) In August 1994, the Partnership disposed of its investment in the Northgate and Gatewood apartment complexes which had a basis of $7,506,621. In connection with the disposition, the Partnership received proceeds of $8,325,000 and the underlying loans related to the properties of $2,047,463 were repaid. The Partnership recognized a gain for financial statement purposes of $818,379.

12. Restricted Investment:

In April 1992, the Partnership and an affiliate established a debt service reserve account of $700,000 as additional collateral for their obligations related to the mortgage loan on Sun Lake Apartments, pursuant to a settlement agreement reached in December 1991. The Partnership contributed $433,650 as its share of the account. The remaining portion was included in the affiliate's investment in the joint venture. The funds were invested in short-term interest bearing instruments and interest earned on the investments was payable to the participants. The underlying revenue bonds which financed the Sun Lake Apartments mortgage note payable were refunded in October 1995 and the $700,000 debt service reserve account, plus accrued interest, was released. See Note 4 of Notes to Financial Statements for additional information.

13. Real Estate Held for Sale:

The partnership acquired the Shoal Run Apartments through foreclosure in February 1993. The partnership recorded the cost of the property at $7,506,621. This amount represented the outstanding loan balance plus any accrued interest receivable. At the date of foreclosure, the property was transferred to real estate held for sale at its fair value, net of any allowances previously recorded.

14. Contingencies:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain Federal securities law violations with regard to the adequacy and accuracy of the disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership. Management of each of the defendants believes that they have meritorious defenses to contest the claims.

15. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, and accounts payable approximates fair value.

Loan receivable: The fair value for the Partnership's loan receivable approximates the carrying value of $4,159,816.

Mortgage note payable: The fair value for the Partnership's mortgage note payable is $13,675,375. The carrying value is $15,657,066.

The fair value for the Partnership's investments in loan receivable and mortgage note payable was estimated using discounted cash flow analyses. The discount rates were based upon rates at the end of 1995 comparable to those the Partnership could receive or charge in the commercial real estate lending market with terms and maturities comparable to the Partnership's loans receivable and mortgage note it presently holds.

16. Subsequent Events:

(a) In January 1996, the Partnership paid $2,765,124 ($2.00 per Interest) to Limited Partners representing the regular quarterly distribution of available Cash Flow for the fourth quarter of 1995.

(b) In March 1996, the Partnership contracted to sell Hawthorne Heights Apartments for a sale price of $8,425,000.