Form 10-Q
period 1996-03-31
BALCOR PENSION INVESTORS VI
filed 1996-05-15
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

2355 Waukegan Road, Suite A200
Bannockburn, Illinois                                     60015
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                    -------------

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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                               1996             1995
                                          ---------------- ---------------
Cash and cash equivalents                 $    17,036,178  $   16,076,834
Escrow deposits                                   709,233         557,405
Accounts and accrued interest receivable        2,493,539       2,522,489
Prepaid expenses                                  104,248         283,525
Deferred expenses, net of accumulated
  amortization of $1,085,762 in 1996 and
  $1,014,165 in 1995                            1,863,444       1,935,041
                                          ---------------- ---------------
                                               22,206,642      21,375,294
                                          ---------------- ---------------
Investment in loan receivable:
  Investment in acquisition loan                4,419,812       4,434,410
Less:
  Allowance for potential loan loss               274,594         274,594
                                          ---------------- ---------------
Net investment in loan receivable               4,145,218       4,159,816
Real estate held for sale (net of
  allowance of $7,300,000 in 1996 and
  1995)                                       130,149,878     130,149,878
Investment in joint ventures with
  affiliates                                   21,395,970      21,214,156
                                          ---------------- ---------------
                                              155,691,066     155,523,850
                                          ---------------- ---------------
                                          $   177,897,708  $  176,899,144
                                          ================ ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $       961,130  $      763,742
Due to affiliates                                  70,529          51,700
Accrued liabilities, principally
  real estate taxes                               828,202         808,262
Security deposits                                 740,501         665,005
Mortgage note payable                          15,613,431      15,657,066
                                          ---------------- ---------------
    Total liabilities                          18,213,793      17,945,775
                                          ---------------- ---------------
Affiliates' participation in joint
  ventures                                     20,483,467      19,861,816
                                          ---------------- ---------------
Limited Partners' capital (1,382,562
  Interests issued and
  outstanding)                                146,372,802     146,274,796
General Partner's deficit                      (7,172,354)     (7,183,243)
                                          ---------------- ---------------
    Total partners' capital                   139,200,448     139,091,553
                                          ---------------- ---------------
                                          $   177,897,708  $  176,899,144
                                          ================ ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                1996             1995
                                          ---------------- ---------------
Income:
  Interest on loans receivable and from
    investment in acquisition loan        $       116,938  $      187,767
  Income from operations of real estate
    held for sale                               3,038,288       3,129,972
  Interest on short-term investments              209,658         465,142
                                          ---------------- ---------------
      Total income                              3,364,884       3,782,881
                                          ---------------- ---------------
Expenses:
  Amortization of deferred expenses                71,597          73,168
  Administrative                                  208,371         297,748
                                          ---------------- ---------------
      Total expenses                              279,968         370,916
                                          ---------------- ---------------
Income before joint venture participations
  and equity in loss from investment
  in acquistion loan                            3,084,916       3,411,965
Participation in income of joint
  ventures - affiliates                           510,460         239,523
Equity in loss from investment in
  acquisition loan                                (14,598)         (5,293)
Affiliates' participation in income of
  joint ventures                                 (399,523)       (393,551)
                                          ---------------- ---------------
Net income                                $     3,181,255  $    3,252,644
                                          ================ ===============
Net income allocated to General Partner   $       318,125  $      325,264
                                          ================ ===============
Net income allocated to Limited Partners  $     2,863,130  $    2,927,380
                                          ================ ===============
Net income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding)                            $          2.07  $         2.12
                                          ================ ===============
Distribution to General Partner           $       307,236  $      307,236
                                          ================ ===============
Distribution to Limited Partners          $     2,765,124  $    2,765,124
                                          ================ ===============
Distribution per Limited Partnership
  Interest                                $          2.00  $         2.00
                                          ================ ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                1996             1995
                                          ---------------- ---------------
Operating activities:
  Net income                              $     3,181,255  $    3,252,644
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Amortization of deferred expenses            71,597          73,168
      Participation in income of joint
        ventures - affiliates                    (510,460)       (239,523)
      Equity in loss from investment in
        acquisition loan                           14,598           5,293
      Affiliates' participation in income
        of joint ventures                         399,523         393,551
      Net change in:
        Escrow deposits                          (151,828)
        Accounts and accrued interest
          receivable                               28,950          83,962
        Prepaid expenses                          179,277          (3,034)
        Accounts payable                          197,388         (20,100)
        Due to affiliates                          18,829          57,170
        Accrued liabilities                        19,940          86,183
        Security deposits                          75,496         (17,118)
                                          ---------------- ---------------
  Net cash provided by operating
   activities                                   3,524,565       3,672,196
                                          ---------------- ---------------
Investing activities:
  Distributions from joint ventures -
    affiliates                                    328,646
  Contribution to joint ventures -
    affiliates                                                   (138,899)
  Improvements to properties                                     (114,882)
                                          ---------------- ---------------
  Net cash provided by or used in
   investing activities                           328,646        (253,781)
                                          ---------------- ---------------
Financing activities:
  Distribution to Limited Partners             (2,765,124)     (2,765,124)
  Distribution to General Partner                (307,236)       (307,236)
  Capital contributions by joint venture
    partners - affiliates                         222,128
  Principal payments on mortgage
    note payable                                  (43,635)
                                          ---------------- ---------------
  Net cash used in financing activities        (2,893,867)     (3,072,360)
                                          ---------------- ---------------
Net change in cash and cash equivalents           959,344         346,055
Cash and cash equivalents at beginning
  of period                                    16,076,834      31,007,746
                                          ---------------- ---------------
Cash and cash equivalents at end of
  period                                  $    17,036,178  $   31,353,801
                                          ================ ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1996 are:

                                            Paid       Payable
                                         -----------   --------
   Mortgage servicing fees                $   2,872     $  957
   Reimbursement of expenses to
     the General Partner, at cost            32,432     69,572


3. Investment in Joint Ventures with Affiliates:

The Partnership owns a 41.30% joint venture interest in the 45 West 45th Street Office Building, a 44.63% joint venture interest in Sand Pebble Village and Sand Pebble Village II apartment complexes and a 46.50% joint venture interest in the Jonathan's Landing Apartments.

The following information has been summarized from the March 31, 1996 financial statements of the joint ventures:

            Net investment in real estate      $51,397,309
            Total liabilities                    5,492,663
            Total income                         2,690,057
            Net income                           1,129,513

4. Subsequent Event:

In April 1996, the Partnership made a distribution of $3,954,127 ($2.86 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1996. This distribution includes a regular quarterly distribution of $2.00 per Interest from Cash Flow and a special distribution of $.86 per Interest from Mortgage Reductions.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

Net income remained relatively unchanged for the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

Interest income on loans receivable decreased in 1996 as compared to 1995 as a result of the July 1995 foreclosure of the Jonathan's Landing Apartments loan.

Income from operations of real estate held for sale represents the net operations of the properties acquired by the Partnership through foreclosure. At March 31, 1996, the Partnership was operating eleven properties. Original funds advanced by the Partnership totals approximately $145,000,000 for these eleven properties. Income from operations of real estate held for sale decreased during 1996 as compared to 1995 primarily due to increased tenant related expenditures at the Park Central and Perimeter 400 office buildings.

Interest income on short-term investments decreased as a result of less cash available for investment due to special distributions paid to the Limited Partners in April, July and October 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provisions for potential losses during the quarters ended March 31, 1996 or 1995.

As a result of a decrease in accounting, investor processing and professional fees, administrative expenses decreased during 1996 as compared to 1995.

Participation in income of joint ventures with affiliates represents the Partnership's share of the operations of the Sand Pebble Village, Sand Pebble Village II and Jonathan's Landing apartment complexes and the 45 West 45th Street Office Building. Participation in income of joint ventures with affiliates increased in 1996 as compared to 1995, due to the July 1995 foreclosure of the Jonathan's Landing Apartments loan and lower interior maintenance and repairs and legal expenses at 45 West 45th Street Office Building.


Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $959,000 as of March 31, 1996 when compared to December 31, 1995. Operating activities generated cash of approximately $3,525,000, primarily due to cash flow from the operations of the Partnership's real estate held for sale, and interest income from short-term investments and from the Partnership's remaining loan, which were partially offset by the payment of administrative expenses. Investing activities consisted of distributions from joint ventures-affiliates of approximately $329,000. Financing activities consisted primarily of distributions paid to Partners of approximately $3,072,000 and capital contributions received from joint venture partners-affiliates of approximately $222,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Sun Lake Apartments is the Partnership's only property with underlying debt. During 1996 and 1995, all eleven of the Partnership's properties and three of the four properties in which the Partnership holds minority joint venture interests with affiliates generated positive cash flow. The 45 West 45th Street Office Building, in which the Partnership holds a minority joint venture interest, generated positive cash flow during 1996 and a marginal deficit during 1995. The improvement in the cash flow of this property was due to lower interior maintenance and repairs and legal expenses. The property is currently 86% occupied. Significant leasing costs were incurred in 1995 at the 45 West 45th Street Office Building. These non-recurring expenditures were not included in classifying the cash flow performance of the property. Had these nonrecurring expenditures been included, the property would have generated a significant deficit in 1995. The Jonathan's Landing Apartments, in which the Partnership holds a minority joint venture interest, generated positive cash flow after being acquired in 1995. As of March 31, 1996, the occupancy rates of the Partnership's commercial properties ranged from 87% to 100% and the occupancy rates of the residential properties ranged from 90% to 98%.

Many rental markets continue to be extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

As previously reported, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. Currently the General Partner is preparing to market three of the Partnership's residential properties for sale, including two properties in which the Partnership holds a minority joint venture interest, and is actively marketing four additional residential properties, including one property in which the Partnership holds a minority joint venture interest. In addition, the commercial property in which the Partnership holds a minority joint venture interest is currently being marketed for sale. The General Partner may explore the sale of the Partnership's remaining commercial properties over the next year if market conditions are favorable. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property. In addition, the General Partner considers capital factors and Partnership administrative costs as it pertains to Partnership performance.

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

In April 1996, the Partnership paid a distribution of $3,954,127 ($2.86 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of $2.00 per Interest from Cash Flow and a special distribution of $.86 per Interest from Mortgage Reductions for the first quarter of 1996. The level of the quarterly distribution is consistent with the amount distributed for the fourth quarter of 1995. Including the April 1996 distribution, Limited Partners have received cash distributions totaling $206.18 per $250 Interest. Of this amount, $130.52 represents Cash Flow from operations and $75.66 represents a return of Original Capital. In April 1996, the Partnership also paid $230,427 to the General Partner as its distributive share of the Cash Flow distributed for the first quarter of 1996 and made a contribution to the Early Investment Incentive Fund of $76,809.

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

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- ---------------------------

Paul Williams, et al. vs. Balcor Pension Investors, et al.
- ----------------------------------------------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). The Partnership, the General Partner, seven affiliated limited partnerships and other affiliates are the defendants. In July 1994, the Court granted plaintiffs' motion certifying a class relating to Federal securities fraud claims. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995. Settlement discussions among the parties are currently on-going but no final settlement has been reached. There can be no assurance, however, that such settlement discussions will ultimately be successful.

Item 5.  Other Information
- --------------------------

As previously reported, on March 21, 1996, the Partnership contracted to sell the Hawthorne Heights Apartments for a sale price of $8,425,000. The purchaser exercised its option to terminate the agreement of sale and the closing did not occur. Pursuant to the agreement of sale, the $250,000 in earnest money previously deposited and interest accrued thereon will be returned to the purchaser less costs expended by the Partnership relating to this transaction.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(99)(i) First Amendment to Agreement of Sale relating to the Sale of Hawthorne Heights Apartments is attached hereto.

   (ii) Letter of termination relating to the Agreement of Sale for Hawthorne Heights Apartments is attached hereto.

(b) Reports on form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1996.

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



Date: May 15, 1996
      ---------------------------