Form 10-Q
period 1996-06-30
BALCOR PENSION INVESTORS VI
filed 1996-08-14
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               --------------
OR
`
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                 1996             1995
                                         ---------------- ----------------
Cash and cash equivalents                $    23,203,363  $    16,076,834
Escrow deposits                                  660,769          557,405
Accounts and accrued interest receivable       2,375,417        2,522,489
Prepaid expenses                                 560,867          283,525
Deferred expenses, net of accumulated
  amortization of $1,275,080 in 1996 and
  $1,014,165 in 1995                           1,859,854        1,935,041
                                         ---------------- ----------------
                                              28,660,270       21,375,294
                                         ---------------- ----------------
Investment in loan receivable:
  Investment in acquisition loan               4,409,580        4,434,410
Less:
  Allowance for potential loan loss              627,347          274,594
                                         ---------------- ----------------
Net investment in loan receivable              3,782,233        4,159,816
Real estate held for sale (net of
  allowance of $7,300,000 in 1996 and
  1995)                                      123,632,308      130,149,878
Investment in joint ventures with
  affiliates                                  21,390,683       21,214,156
                                         ---------------- ----------------
                                             148,805,224      155,523,850
                                         ---------------- ----------------
                                         $   177,465,494  $   176,899,144
                                         ================ ================

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $       897,398  $       763,742
Due to affiliates                                 71,549           51,700
Accrued liabilities, principally
  real estate taxes                            1,139,565          808,262
Security deposits                                718,576          665,005
Mortgage note payable                         15,569,086       15,657,066
                                         ---------------- ----------------
    Total liabilities                         18,396,174       17,945,775
                                         ---------------- ----------------
Affiliates' participation in joint
  ventures                                    20,566,329       19,861,816
                                         ---------------- ----------------

Limited Partners' capital (1,382,562
  Interests issued and
  outstanding)                               145,626,190      146,274,796
General Partner's deficit                     (7,123,199)      (7,183,243)
                                         ---------------- ----------------
    Total partners' capital                  138,502,991      139,091,553
                                         ---------------- ----------------
                                         $   177,465,494  $   176,899,144
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996             1995
                                         ---------------- ----------------
Income:
  Interest on loans receivable and from
    investment in acquisition loan       $       233,876  $       555,082
  Income from operations of real estate
    held for sale                              5,869,356        6,432,428
  Interest on short-term investments             411,291          885,054
                                         ---------------- ----------------
      Total income                             6,514,523        7,872,564
                                        ---------------- ----------------
Expenses:
  Provision for potential losses on
    loan                                         352,753
  Amortization of deferred expenses              260,915          146,335
  Administrative                                 765,813          657,943
                                         ---------------- ----------------
      Total expenses                           1,379,481          804,278
                                         ---------------- ----------------
Income before joint venture
  participations, equity in loss from
  investment in acquisition loan and
  gain on disposition of real estate           5,135,042        7,068,286

Participation in income of joint
  ventures - affiliates                          986,823          459,349
Equity in loss from investment in
  acquisition loan                               (24,830)         (14,433)
Affiliates' participation in income of
  joint ventures                                (907,779)        (956,124)
Gain on disposition of real estate             1,555,905
                                         ---------------- ----------------
Net income                               $     6,745,161  $     6,557,078
                                         ================ ================
Net income allocated to General Partner  $       674,516  $       655,708
                                         ================ ================
Net income allocated to Limited Partners $     6,070,645  $     5,901,370
                                         ================ ================
Net income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding)                           $          4.39  $          4.27
                                         ================ ================
Distributions to General Partner         $       614,472  $       614,472
                                         ================ ================
Distributions to Limited Partners        $     6,719,251  $     8,986,653
                                         ================ ================
Distributions per Limited Partnership
  Interest                               $          4.86  $          6.50
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996             1995
                                         ---------------- ----------------
Income:
  Interest on loans receivable and from
    investment in acquisition loan       $       116,938  $       367,315
  Income from operations of real estate
    held for sale                              2,831,068        3,302,456
  Interest on short-term investments             201,633          419,912
                                         ---------------- ----------------
      Total income                             3,149,639        4,089,683
                                         ---------------- ----------------
Expenses:
  Provision for potential losses on
    loan                                         352,753
  Amortization of deferred expenses              189,318           73,167
  Administrative                                 557,442          360,195
                                         ---------------- ----------------
      Total expenses                           1,099,513          433,362
                                         ---------------- ----------------
Income before joint venture
  participations, equity in loss from
  investment in acquisition loan and
  gain on disposition of real estate           2,050,126        3,656,321

Participation in income of joint
  ventures - affiliates                          476,363          219,826
Equity in loss from investment in
  acquisition loan                               (10,232)          (9,140)
Affiliates' participation in income of
  joint ventures                                (508,256)        (562,573)
Gain on disposition of real estate             1,555,905
                                         ---------------- ----------------
Net income                               $     3,563,906  $     3,304,434
                                         ================ ================
Net income allocated to General Partner  $       356,391  $       330,444
                                         ================ ================
Net income allocated to Limited Partners $     3,207,515  $     2,973,990
                                         ================ ================
Net income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding)                           $          2.32  $          2.15
                                         ================ ================
Distribution to General Partner          $       307,236  $       307,236
                                         ================ ================
Distribution to Limited Partners         $     3,954,127  $     6,221,529
                                         ================ ================
Distribution per Limited Partnership
  Interest                               $          2.86  $          4.50
                                         ================ ================
The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996             1995
                                         ---------------- ----------------
Operating activities:
  Net income                             $     6,745,161  $     6,557,078
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Provision for potential losses on
        loan                                     352,753
      Amortization of deferred expenses          260,915          146,335
      Participation in income of joint
        ventures - affiliates                   (986,823)        (459,349)
      Equity in loss from investment in
        acquisition loan                          24,830           14,433
      Affiliates' participation in income
        of joint ventures                        907,779          956,124
      Gain on disposition of real estate      (1,555,905)
      Payment of leasing commissions            (185,728)
      Net change in:
        Escrow deposits                         (103,364)
        Accounts and accrued interest
          receivable                             147,072           61,046
        Prepaid expenses                        (277,342)        (449,789)
        Accounts payable                         133,656          300,359
        Due to affiliates                         19,849         (158,428)
        Accrued liabilities                      331,303          571,082
        Security deposits                         53,571          (17,615)
                                         ---------------- ----------------
  Net cash provided by operating
   activities                                  5,867,727        7,521,276
                                         ---------------- ----------------

Investing activities:
  Distributions from joint ventures -
    affiliates                                   810,296          546,992
  Contribution to joint ventures -
    affiliates                                                   (138,899)
  Improvements to properties                                     (359,794)
  Proceeds from disposition of real
    estate                                     8,300,000
  Costs incurred in connection with
    disposition of real estate                  (226,525)
                                         ---------------- ----------------
  Net cash provided by investing
    activities                                 8,883,771           48,299
                                         ---------------- ----------------

Financing activities:
  Distributions to Limited Partners           (6,719,251)      (8,986,653)
  Distributions to General Partner              (614,472)        (614,472)
  Distributions to joint venture
    partners - affiliates                       (425,394)        (329,291)
  Capital contributions by joint venture
    partners - affiliates                        222,128
  Principal payments on mortgage
    note payable                                 (87,980)
                                         ---------------- ----------------
  Net cash used in financing activities       (7,624,969)      (9,930,416)
                                         ---------------- ----------------

Net change in cash and cash equivalents        7,126,529       (2,360,841)
Cash and cash equivalents at beginning
  of period                                   16,076,834       31,007,746
                                         ---------------- ----------------
Cash and cash equivalents at end of
  period                                 $    23,203,363  $    28,646,905
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1996 are:

                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Mortgage servicing fees              $  5,744   $ 2,872       $   957
   Reimbursement of expenses to
     the General Partner, at cost        130,688    98,256        70,592

3. Investment in Joint Ventures with Affiliates:

The Partnership owns a 41.30% joint venture interest in the 45 West 45th Street Office Building, a 44.63% joint venture interest in Sand Pebble Village I and Sand Pebble Village II apartment complexes and a 46.50% joint venture interest in the Jonathan's Landing Apartments.

The following information has been summarized from the June 30, 1996 financial statements of the joint ventures:

            Net investment in real estate      $51,397,309
            Total liabilities                    5,320,367
            Total income                         5,428,152
            Net income                           2,193,246

4. Property Sale:

In June 1996, the Partnership sold the Hawthorne Heights Apartments in an all cash sale for $8,300,000. From the proceeds of the sale, the Partnership paid $226,525 in selling costs. The basis of the property was $6,517,570. For financial statement purposes, the Partnership recognized a gain of $1,555,905 from the sale of this property.

5. Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

6. Subsequent Events:

(a) In July 1996, the Partnership made a distribution of $10,618,076 ($7.68 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1996. This distribution includes a regular quarterly distribution of $2.00 per Interest from Cash Flow and special distributions from the sale of Hawthorne Heights Apartments of $1.34 per Interest from Cash Flow and $4.34 per Interest from Net Cash Proceeds.

(b) The Sand Pebble Village I Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $19,411,765. From the proceeds of the sale, the joint venture paid $431,822 in selling costs. The joint venture will recognize no gain or loss on the sale of this property for financial statement purposes, however, the joint venture will recognize a recovery of a previously established allowance of approximately $2,081,000 in connection with the sale of this property during the third quarter of 1996, of which approximately $929,000 will be the Partnership's share.

(c) The Sand Pebble Village II Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $12,088,235. From the proceeds of the sale, the joint venture paid $4,859,155 to the third party mortgage holder in full satisfaction of the first mortgage loan, prepayment penalties of $145,775 and paid $272,701 in selling costs. The joint venture will recognize a gain during the third quarter of 1996 of approximately $2,458,000 from the sale of this property, of which approximately $1,097,000 will be the Partnership's share.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VI (the "Partnership") is a limited partnership formed in 1984 to invest in first mortgage loans and, to a lesser extent, wrap-around loans and junior mortgage loans. The Partnership raised $345,640,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-one loans. Currently, the Partnership has one loan outstanding in its portfolio, owns ten properties acquired through foreclosure and holds minority joint venture interests with affiliates in two other properties. In June 1996, the Partnership sold the Hawthorne Heights Apartments and in August 1996, the Sand Pebble Village I and II apartment complexes, in which the Partnership held minority joint venture interests with an affiliate, were sold.

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

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized a gain related to the June 1996 sale of the Hawthorne Heights Apartments. This gain was partially offset by lower income from operations of real estate held for sale and interest on short-term investments. As a result of these combined events, net income increased for the six months and quarter ended June 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

Interest income on loans receivable decreased in 1996 as compared to 1995 as a result of the July 1995 foreclosure of the Jonathan's Landing Apartments loan.

Income from operations of real estate held for sale represents the net operations of the properties acquired by the Partnership through foreclosure. At June 30, 1996, the Partnership was operating ten properties. Original funds advanced by the Partnership totals approximately $139,000,000 for these ten properties. Income from operations of real estate held for sale decreased during 1996 as compared to 1995 primarily due to increased tenant related expenditures at the Park Central Office Building and decreased rental and service income at the Brookhollow/Stemmons Office Building and Flamingo Pines Shopping Center due to lower occupancy rates in 1996.

Interest income on short-term investments decreased as a result of lower average cash balances available for investment in 1996 as compared to 1995 due to special distributions paid to the Limited Partners in 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a provision of $352,753 for potential losses related to the Noland Fashion Square loan during the six months and quarter ended June 30, 1996 and no provisions for the same periods in 1995.

Amortization expense recognized during the second quarter of 1996 related to a settlement of disputed leasing commissions at the Perimeter 400 Office Building resulted in increased amortization expense in 1996 as compared to 1995.

The Partnership incurred legal, consulting, printing and postage costs in connection with its responses to a tender offer and certain related litigation during the second quarter of 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

Participation in income of joint ventures with affiliates represents the Partnership's share of the operations of the Sand Pebble Village I, Sand Pebble Village II and Jonathan's Landing apartment complexes and the 45 West 45th Street Office Building. Participation in income of joint ventures with affiliates increased in 1996 as compared to 1995, due to the July 1995 foreclosure of the Jonathan's Landing Apartments loan and higher rental income along with lower interior maintenance and repairs at the 45 West 45th Street Office Building.

In June 1996, the Partnership recognized a $1,555,905 gain related to the sale of Hawthorne Heights Apartments.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $7,127,000 as of June 30, 1996 when compared to December 31, 1995 primarily due to the net proceeds received in connection with the sale of the Hawthorne Heights Apartments. Operating activities generated cash of approximately $5,868,000, primarily due to cash flow from the operations of the Partnership's real estate held for sale, interest income from short-term investments and from the Partnership's remaining loan, which were partially offset by the payment of administrative expenses. Investing activities consisted primarily of net cash proceeds received from the sale of Hawthorne Heights Apartments of approximately $8,073,000 and distributions from joint ventures-affiliates of approximately $810,000. Financing activities consisted primarily of distributions paid to Partners of approximately $7,334,000 and net distributions paid to joint venture partners-affiliates of approximately $203,000.

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

During 1996 and 1995, all ten of the Partnership's properties owned at June 30, 1996 and three of the four properties in which the Partnership holds minority joint venture interests with affiliates generated positive cash flow. The Hawthorne Heights Apartments were sold in June 1996 and generated positive cash flow in 1996 and 1995. The 45 West 45th Street Office Building, in which the Partnership holds a minority joint venture interest, generated positive cash flow during 1996 as compared to a significant cash flow deficit during 1995. The improvement in the cash flow of this property was due to higher rental income along with lower interior maintenance and repairs. The property is currently 86% occupied. The Jonathan's Landing Apartments, in which the Partnership holds a minority joint venture interest, generated positive cash flow after being acquired in 1995. As of June 30, 1996, the occupancy rates of the Partnership's commercial properties ranged from 89% to 98% and the occupancy rates of the residential properties ranged from 91% to 97%.

Many rental markets continue to be extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. During June and August 1996, the Partnership sold the Hawthorne Heights Apartments and the Sand Pebble Village I and II apartment complexes, which were owned by a joint venture consisting of the Partnership and an affiliate, respectively. Currently, the Partnership has entered into a contract to sell the Woodscape Apartments for a sales price of $9,550,000. In addition, the General Partner has entered into a contract to sell the 45 West 45th Street Office Building, in which the Partnership holds a minority joint venture interest, for a sales price of $10,300,000. The Partnership is actively marketing two additional residential properties and the General Partner is actively marketing the property in which the Partnership holds a minority joint venture interest. The General Partner is also exploring the sale of the Partnership's other commercial properties. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

In June 1996, Heitman/JMB Advisory Corporation, an unaffiliated third party, initiated discussions with the General Partner for a potential sale of all of the remaining properties and the remaining loan of the Partnership. These discussions did not result in any agreement of terms between the parties, and it is unlikely at this time that a sale of the Partnership's assets to them will be consummated. This will not affect the Partnership's strategy as described in the preceding paragraph.

In June 1996, the Partnership sold the Hawthorne Heights Apartments in an all cash sale for $8,300,000. From the proceeds of the sale, the Partnership paid $226,525 in selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the Partnership until October 1996. The remainder of the proceeds were distributed as a special distribution to the Limited Partners in July 1996. See Notes 4 and 6 of Notes to Financial Statements for additional information.

The Sand Pebble Village I Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $19,411,765. From the proceeds of the sale, the joint venture paid $431,822 in selling costs. The net proceeds of the sale were $18,979,943 of which $8,472,647 was the Partnership's share. The Partnership expects to make a distribution of these proceeds to the Limited Partners in October. See Note 6 of Notes to Financial Statements for additional information.

The Sand Pebble Village II Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $12,088,235. From the proceeds of the sale, the joint venture paid $4,859,155 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid $145,775 of prepayment penalties and paid $272,701 in selling costs. The net proceeds of the sale were $6,810,604, of which $3,040,254 was the Partnership's share. The Partnership expects to make a distribution of these proceeds to the Limited Partners in October. See Note 6 of Notes to Financial Statements for additional information.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate.

The Noland Fashion Square shopping center loan has been recorded by the Partnership as an investment in acquisition loan. The Partnership has recorded its share of the collateral property's operations as equity in loss from investment in acquisition loan. The Partnership's share of operations has no effect on the cash flow of the Partnership, and amounts representing contractually required debt service are recorded as interest income. The Partnership and its affiliates contracted to sell this loan in August 1996. See Item 5. Other Information for additional information.

In July 1996, the Partnership paid a distribution of $10,618,076 ($7.68 per Interest) to the holders of Limited Partnership Interests. This distribution includes a regular quarterly distribution of $2.00 per Interest from Cash Flow and special distributions from the sale of the Hawthorne Heights Apartments of $1.34 per Interest from Cash Flow and $4.34 per Interest from Net Cash Proceeds. The level of the regular quarterly distribution is consistent with the amount distributed for the first quarter of 1996. Including the July 1996 distribution, Limited Partners have received cash distributions totaling $213.86 per $250 Interest. Of this amount, $133.86 represents Cash Flow from operations and $80.00 represents a return of Original Capital. In July 1996, the Partnership also paid $384,813 to the General Partner as its distributive share of the Cash Flow distributed for the second quarter of 1996 and made a contribution to the Early Investment Incentive Fund of $128,271.

The Partnership expects to continue making cash distributions, however, the level of future distributions is dependent on cash flow from property operations, future property sales less fees to the General Partner and administrative expenses. The General Partner, on behalf of the Partnership, has retained what it believes is an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

During the six months ended June 30, 1996, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 3,465 Interests from Limited Partners at a cost of $414,235.

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

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

Williams class action
- ---------------------

With respect to the class action complaint, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al. (U.S. District Court, Northern District of Illinois, Case No.: 90 C 0726), the ongoing settlement discussions among the parties have resulted in a proposed settlement between counsel for the Class and counsel for defendants. A draft notice including a description of the terms of the proposed settlement is attached as Exhibit 99. A final hearing to determine the fairness, reasonableness and adequacy of the proposed settlement will be held on November 20, 1996 at 11:00 a.m. Copies of the proposed settlement agreement may be inspected at the office of the Clerk of the Court of the United States District Court for the Northern District of Illinois located at 219 South Dearborn, Chicago, Illinois 60604.

Proposed Class and Derivative Action Lawsuits
- ----------------------------------------------

On May 22, 1996, a proposed class and derivative action complaint was filed, Chipain vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 05299) (the "Chipain Case"), naming the General Partner and the general partners (together, the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together, with the Partnership, the "Affiliated Partnerships") as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

The Walton and Insignia Defendants filed motions to dismiss the complaint, which were granted on June 5, 1996. The plaintiffs filed an amended complaint, which all defendants then moved to dismiss. On June 18, 1996, the court dismissed the complaint in its entirety as to the Walton and Insignia Defendants and as to the Balcor Defendants on all counts on which dismissal was sought.

On June 14, 1996, a second proposed class and derivative action complaint was filed in Chancery Court, Dee vs. Walton Street Capital Acquisition II, LLC (Case No. 96 CH 06283) (the "Dee Case"). On July 1, 1996, a proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996. The same day, the plaintiffs in the Chipain Case withdrew their complaint. The Dee/Anderson Case names the Balcor Defendants, the Affiliated Partnerships, and the Walton and Insignia Defendants, as defendants. The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the General Partner's and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
- ---------------------------

Sand Pebble Village I Apartments
- --------------------------------

As previously reported, on June 28, 1996, a joint venture ("Joint Venture") consisting of the Partnership and an affiliate contracted to sell Sand Pebble Village I Apartments, Riverside, California to an unaffiliated party, RREEF America L.L.C., a Delaware limited liability company, for a sale price of $19,411,765. The sale closed on August 1, 1996. From the proceeds of the sale, the Joint Venture paid $242,647 to an unaffiliated party as a brokerage commission, and closing costs of $43,587. An affiliate of the third party providing property management services for the property received a fee of $145,588 for services rendered in connection with the sale. The Joint Venture received the remaining proceeds of $18,979,943, of which $8,472,647 represents the Partnership's share.

Sand Pebble Village II Apartments
- ---------------------------------

As previously reported, on June 28, 1996, a joint venture ("Joint Venture") consisting of the Partnership and an affiliate contracted to sell Sand Pebble Village II Apartments, Riverside, California to an unaffiliated party, RREEF America L.L.C., a Delaware limited liability company, for a sale price of $12,088,235. The sale closed on August 1, 1996. From the proceeds of the sale, the Joint Venture paid the outstanding balance of the first mortgage loan of $4,859,155, prepayment penalties of $145,775, closing costs of $30,936, and a brokerage commission of $151,103 to an unaffiliated party. An affiliate of the third party providing property management services for the property received a fee of $90,662 for services rendered in connection with the sale. The Joint Venture received the remaining proceeds of $6,810,604, of which $3,040,254 represents the Partnership's share.

45 West 45th Street
- -------------------

In 1988 and 1989, the Partnership and three affiliates (the "Participants") funded a $23,000,000 loan collateralized by the 45 West 45th Street Office Building, New York City, New York. The Partnership's participation in the loan was $9,500,000, for a participating percentage of approximately 41%. In 1993, the Participants cashed a letter of credit in the amount of $483,000 previously received from the borrower as partial collateral for the loan which was applied to the principal amount of the loan. The Partnership's share of the proceeds was $199,500. In 1995, a limited partnership (the "Limited Partnership") in which each of the Participants holds an interest equal to its participating percentage in the loan obtained title to the property pursuant to an uncontested foreclosure.

On July 29, 1996, the Limited Partnership contracted to sell the property for a sale price of $10,300,000 to an unaffiliated party, Olmstead Properties, Inc., a New York corporation. The purchaser has deposited $100,000 into an escrow account as earnest money. The remainder of the sale price will be payable in cash no later than the closing, scheduled for October 25, 1996. From the proceeds of the sale, the Limited Partnership will pay $257,500 to a third party as a brokerage commission. The Limited Partnership will receive the remaining proceeds of $10,042,500, less closing costs. Of such proceeds, an amount not to exceed $500,000 will be retained by the Limited Partnership and will not be available for use or distribution by the Limited Partnership until 150 days after the closing. The Partnership's share of total net proceeds is expected to be approximately $4,148,000, less the Partnership's share of closing costs. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Limited Partnership for actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

Noland Fashion Square Loan
- ---------------------------

In 1989, the Partnership and two affiliates (together, the "Participants") funded a $23,300,000 first mortgage loan (the "Loan") collateralized by the Noland Fashion Square Shopping Center, Independence, Missouri. The Loan is payable in monthly interest only payments through maturity in January 2000.
The Partnership contributed $5,000,000 towards the funding of the Loan, for a participating percentage of approximately 21%. In 1992, the Participants cashed a $1,300,000 letter of credit previously deposited by the borrower as additional collateral for the Loan. Pursuant to the terms of the Loan, the Participants received $943,893 of the letter of credit proceeds, which was credited against principal so that the outstanding balance of the Loan was reduced to $22,356,107.

On August 8, 1996, the Participants contracted to sell their interest in the Loan to CS First Boston Mortgage Capital Corp. for a sale price equal to 79.28% of the principal balance of the Loan at closing, scheduled for August 22, 1996 ("Closing Date"), which sale price is estimated to be approximately $17,725,000. The purchaser has deposited $885,000 into an escrow account as earnest money with the remainder of the sale price payable in cash at closing. From the proceeds of the sale, the Participants will pay closing costs and approximately $197,250 to an unaffiliated party as a commission. The Partnership will receive a share of the net proceeds based on its participating percentage in the Loan. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the Loan. The General Partner will be reimbursed by the Participants for actual expenses incurred in connection with the sale.

Affiliates of the General Partner have simultaneously contracted to sell their interests in 3 other loans ("Other Loans") to the purchaser. In the event that the closing of the sale of any of the Other Loans does not occur on the Closing Date or the purchaser terminates the contract for any Other Loan, the sale price of the Loan will be reduced by $25,000.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the Loan may not occur.

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

(99)(a) Agreement of Sale relating to the contract to sell 45 West 45th Street Office Building in New York City, New York, is attached hereto.

(b) Form of Notice of Proposed Class Action Settlement and Hearing relating to Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al.

(c) Purchase and Sale Agreement relating to the sale of the Partnership's interest in the Noland Fashion Square Shopping Center in Independence, Missouri, is attached hereto.

(b) Reports on form 8-K:

(i) A Current Report on Form 8-K dated May 20, 1996 was filed reporting each of the contracts to sell the Hawthorne Heights and Shoal Run apartment complexes in Indianapolis, Indiana and Birmingham, Alabama, respectively.

(ii) A Current Report on Form 8-K dated June 18, 1996 was filed reporting the sale of the Hawthorne Heights Apartments in Indianapolis, Indiana and the termination of the contract to sell the Shoal Run Apartments in Birmingham, Alabama.

(iii) A Current Report on Form 8-K dated June 28, 1996 was filed reporting each of the contracts to sell the Sand Pebble Village I, Sand Pebble Village II and Woodscape apartment complexes in Riverside, California, Riverside, California and Raleigh, North Carolina, respectively.

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



                              By: /s/ Brian D. Parker
                                  -----------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-VI, the
                                  General Partner



Date:  August 14, 1996
      ---------------------------