Form 10-Q
period 1996-09-30
BALCOR PENSION INVESTORS VI
filed 1996-11-14
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                 1996             1995
                                          ---------------  ---------------
Cash and cash equivalents                 $   49,373,450   $   16,076,834
Escrow deposits                                  812,331          557,405
Accounts and accrued interest receivable       2,483,363        2,522,489
Prepaid expenses                                 437,838          283,525
Deferred expenses, net of accumulated
  amortization of $1,354,886 in 1996 and
  $1,014,165 in 1995                           1,892,024        1,935,041
                                          ---------------  ---------------
                                              54,999,006       21,375,294
                                          ---------------  ---------------
Investment in loan receivable:
  Investment in acquisition loan                                4,434,410
Less:
  Allowance for potential loan loss                               274,594
                                                           ---------------
Net investment in loan receivable                               4,159,816
Real estate held for sale (net of
  allowance of $7,700,000 in 1996 and
  $7,300,000 in 1995)                        107,153,308      130,149,878
Investment in joint ventures with
  affiliates                                  11,710,982       21,214,156
                                          ---------------  ---------------
                                             118,864,290      155,523,850
                                          ---------------  ---------------
                                          $  173,863,296   $  176,899,144
                                          ===============  ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $      916,085   $      763,742
Due to affiliates                                116,381           51,700
Accrued liabilities, principally
  real estate taxes                            1,225,417          808,262
Security deposits                                612,754          665,005
Mortgage note payable                         15,524,017       15,657,066
                                          ---------------  ---------------
    Total liabilities                         18,394,654       17,945,775
                                          ---------------  ---------------
Affiliates' participation in joint
  ventures                                    20,582,564       19,861,816
                                          ---------------  ---------------

                          BALCOR PENSION INVESTORS-VI
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (UNAUDITED)
                                  (Continued)

Limited Partners' capital (1,382,562
  Interests issued and
  outstanding)                               141,770,936      146,274,796
General Partner's deficit                     (6,884,858)      (7,183,243)
                                          ---------------  ---------------
    Total partners' capital                  134,886,078      139,091,553
                                          ---------------  ---------------
                                          $  173,863,296   $  176,899,144
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996             1995
                                          ---------------  ---------------
Income:
  Interest on loans receivable and from
    investment in acquisition loan        $      313,520   $      699,106
  Income from operations of real estate
    held for sale                              8,520,091        9,081,223
  Interest on short-term investments             823,041        1,211,829
                                          ---------------  ---------------
      Total income                             9,656,652       10,992,158
                                          ---------------  ---------------

Expenses:
  Provision for potential losses on
    loan and real estate                         752,753
  Amortization of deferred expenses              340,721          228,460
  Administrative                               1,236,233          940,772
                                          ---------------  ---------------
      Total expenses                           2,329,707        1,169,232
                                          ---------------  ---------------
Income before joint venture
  participations, equity in loss from
  investment in acquisition loan, gain
  on disposition of real estate and
  extraordinary item                           7,326,945        9,822,926

Participation in income (loss) of joint
  ventures - affiliates before
  extraordinary item                           3,293,750         (292,929)
Equity in loss from investment in
  acquisition loan                               (56,481)         (23,574)
Affiliates' participation in income of
  joint ventures                              (1,393,416)      (1,237,260)
Gains on disposition of real estate            5,153,684
                                          ---------------  ---------------
Income before extraordinary item              14,324,482        8,269,163

Extraordinary item:
  Participation in debt extinguishment
  expense of joint venture - affiliate           (65,074)
                                          ---------------  ---------------
Net income                                $   14,259,408   $    8,269,163
                                          ===============  ===============

                          BALCOR PENSION INVESTORS-VI
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)
                                  (Continued)

Income before extraordinary item
  allocated to General Partner            $    1,432,448   $      826,916
                                          ===============  ===============
Income before extraordinary item
  allocated to Limited Partners           $   12,892,034   $    7,442,247
                                          ===============  ===============
Income before extraordinary item per
  Limited Partnership Interest (1,382,562
  issued and outstanding)                 $         9.32   $         5.38
                                          ===============  ===============
Extraordinary item allocated to
  General Partner                         $       (6,507)            None
                                          ===============  ===============
Extraordinary item allocated to
  Limited Partners                        $      (58,567)            None
                                          ===============  ===============
Extraordinary item per Limited Partnership
  Interest (1,382,562 issued and
  outstanding)                            $        (0.04)            None
                                          ===============  ===============

Net income allocated to General Partner   $    1,425,941   $      826,916
                                          ===============  ===============
Net income allocated to Limited Partners  $   12,833,467   $    7,442,247
                                          ===============  ===============
Net income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding)                            $         9.28   $         5.38
                                          ===============  ===============
Distributions to General Partner          $    1,127,556   $    1,013,879
                                          ===============  ===============
Distributions to Limited Partners         $   17,337,327   $   18,000,957
                                          ===============  ===============
Distributions per Limited Partnership
  Interest                                $        12.54   $        13.02
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996             1995
                                          ---------------  ---------------
Income:
  Interest on loans receivable and from
    investment in acquisition loan        $       79,644   $      144,024
  Income from operations of real estate
    held for sale                              2,650,735        2,648,795
  Interest on short-term investments             411,750          326,775
                                          ---------------  ---------------
      Total income                             3,142,129        3,119,594
                                          ---------------  ---------------

Expenses:
  Provision for potential losses on
    loan and real estate                         400,000
  Amortization of deferred expenses               79,806           82,125
  Administrative                                 470,420          282,829
                                          ---------------  ---------------
      Total expenses                             950,226          364,954
                                          ---------------  ---------------
Income before joint venture
  participations, equity in loss from
  investment in acquisition loan,
  gain on disposition of real estate
  and extraordinary item                       2,191,903        2,754,640

Participation in income (loss) of joint
  ventures - affiliates before
  extraordinary item                           2,306,927         (752,278)
Equity in loss from investment in
  acquisition loan                               (31,651)          (9,141)
Affiliates' participation in income of
  joint ventures                                (485,637)        (281,136)
Gains on disposition of real estate            3,597,779
                                          ---------------  ---------------
Income before extraordinary item               7,579,321        1,712,085

Extraordinary item:
  Participation in debt extinguishment
  expense of joint venture - affiliate           (65,074)
                                          ---------------  ---------------
Net income                                $    7,514,247   $    1,712,085
                                          ===============  ===============

                          BALCOR PENSION INVESTORS-VI
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (UNAUDITED)
                                  (Continued)

Income before extraordinary item
  allocated to General Partner            $      757,932   $      171,208
                                          ===============  ===============
Income before extraordinary item
  allocated to Limited Partners           $    6,821,389   $    1,540,877
                                          ===============  ===============
Income before extraordinary item per
  Limited Partnership Interest (1,382,562
  issued and outstanding)                 $         4.93   $         1.11
                                          ===============  ===============
Extraordinary item allocated to
  General Partner                         $       (6,507)            None
                                          ===============  ===============
Extraordinary item allocated to
  Limited Partners                        $      (58,567)            None
                                          ===============  ===============
Extraordinary item per Limited Partnership
  Interest (1,382,562 issued and
  outstanding)                            $        (0.04)            None
                                          ===============  ===============
Net income allocated to General Partner   $      751,425   $      171,208
                                          ===============  ===============
Net income allocated to Limited Partners  $    6,762,822   $    1,540,877
                                          ===============  ===============
Net income per Limited Partnership
  interest (1,382,562 issued and
  outstanding)                            $         4.89   $         1.11
                                          ===============  ===============
Distribution to General Partner           $      513,084   $      399,407
                                          ===============  ===============
Distribution to Limited Partners          $   10,618,076   $    9,014,304
                                          ===============  ===============
Distribution per Limited Partnership
  Interest                                $         7.68   $         6.52
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996             1995
                                          ---------------  ---------------
Operating activities:
  Net income                              $   14,259,408   $    8,269,163
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Provision for potential losses on
        loan and real estate                     752,753
      Amortization of deferred expenses          340,721          228,460
      Participation in (income) loss of
        joint ventures - affiliates
        before extraordinary item             (3,293,750)         292,929
      Participation in debt extinguishment
        expense of joint venture -
        affiliate                                 65,074
      Equity in loss from investment in
        acquisition loan                          56,481           23,574
      Affiliates' participation in income
        of joint ventures                      1,393,416        1,237,260
      Gains on disposition of real estate     (5,153,684)
      Payment of leasing commissions            (297,704)        (192,712)
      Net change in:
        Escrow deposits                         (254,926)
        Accounts and accrued interest
          receivable                              39,126          128,999
        Prepaid expenses                        (154,313)        (369,316)
        Accounts payable                         152,343          498,538
        Due to affiliates                         64,681         (119,590)
        Accrued liabilities                      417,155        1,001,236
        Security deposits                        (52,251)          (2,094)
                                          ---------------  ---------------
  Net cash provided by operating
   activities                                  8,334,530       10,996,447
                                          ---------------  ---------------
Investing activities:
  Proceeds from sale of investment in
    acquisition loan                           3,803,640
  Cost incurred in connection with sale
    of investment in acquisition loan            (53,058)
  Distributions from joint ventures -
    affiliates                                12,731,850          645,060
  Contribution to joint ventures -
    affiliates                                                   (138,899)
  Improvements to properties                                     (520,828)
  Proceeds from disposition of real
    estate                                    28,650,000

                          BALCOR PENSION INVESTORS-VI
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)
                                  (Continued)

  Costs incurred in connection with
    disposition of real estate                  (899,746)
                                          ---------------  ---------------
  Net cash provided by or used
    in investing activities                   44,232,686          (14,667)
                                          ---------------  ---------------

Financing activities:
  Distributions to Limited Partners          (17,337,327)     (18,000,957)
  Distributions to General Partner            (1,127,556)      (1,013,879)
  Distributions to joint venture
    partners - affiliates                       (894,796)        (833,699)
  Capital contributions by joint venture
    partners - affiliates                        222,128
  Principal payments on mortgage
    note payable                                (133,049)
                                          ---------------  ---------------
  Net cash used in financing activities      (19,270,600)     (19,848,535)
                                          ---------------  ---------------

Net change in cash and cash equivalents       33,296,616       (8,866,755)
Cash and cash equivalents at beginning
  of period                                   16,076,834       31,007,746
                                          ---------------  ---------------
Cash and cash equivalents at end of
  period                                  $   49,373,450   $   22,140,991
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   -----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Mortgage servicing fees            $8,338       $2,594         None
   Reimbursement of expenses to
     the General Partner, at cost    168,123       37,435      $116,381

3. Investment in Joint Ventures with Affiliates:

As of September 30, 1996, the Partnership owned a 41.30% joint venture interest in the 45 West 45th Street Office Building and a 46.50% joint venture interest in the Jonathan's Landing Apartments.

The following information has been summarized from the September 30, 1996 financial statements of the joint ventures:

            Net investment in real estate         $25,140,860
            Total liabilities                         290,641
            Total income                            4,728,566
            Net income                              1,123,321

4. Property Sales:

(a) In June 1996, the Partnership sold the Hawthorne Heights Apartments in an all cash sale for $8,300,000. From the proceeds of the sale, the Partnership paid $309,525 in selling costs. The basis of the property was $6,517,570. For financial statement purposes, the Partnership recognized a gain of $1,472,905 from the sale of this property.

(b) The Sand Pebble Village Apartments - Phase I was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 44.64% and 55.36%, respectively. In August 1996, the joint venture sold the property in an all cash sale for $19,411,765. From the proceeds of the sale, the joint venture paid $431,822 in selling costs. The joint venture recognized no gain or loss on the sale of this property for financial statement purposes; however, the joint venture recognized a recovery of the allowance for losses of $2,080,943 in connection with the sale of this property, of which $928,933 is the Partnership's share.

(c) The Sand Pebble Village Apartments - Phase II was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 44.64% and 55.36%, respectively. In August 1996, the joint venture sold the property in an all cash sale for $12,088,235. From the proceeds of the sale, the joint venture paid $4,859,155 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid a prepayment penalty of $145,775 and paid $272,701 in selling costs. For financial statement purposes, the joint venture recognized a gain of $2,458,085 from the sale of this property, of which $1,097,289 is the Partnership's share.

(d) In August 1996, the Partnership sold the Woodscape Apartments in an all cash sale for $9,550,000. From the proceeds of the sale, the Partnership paid $299,421 in selling costs. The basis of the property was $6,629,000. For financial statement purposes, the Partnership recognized a gain of $2,621,579 from the sale of this property.

(e) In September 1996, the Partnership sold the Shoal Run Apartments in an all cash sale for $10,800,000. From the proceeds of the sale, the Partnership paid $290,800 in selling costs. The basis of the property was $9,450,000. For financial statement purposes, the Partnership recognized a gain of $1,059,200 from the sale of this property.

5. Sale of Acquisition Loan Receivable:

In August 1996, the Noland Fashion Square acquisition loan, in which the Partnership held a participating interest, was sold. The Partnership's share of the sale price was $3,803,640. From the proceeds of the sale, the Partnership paid $53,058 as its share of the selling costs. The carrying value of the loan was $4,377,929 and the remaining loan balance was written off against the previously established allowance for losses.

6. Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. Notice of the proposed settlement terms was sent to class members in September 1996. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

7. Extraordinary Item:

In connection with the sale of Sand Pebble Village Apartments- Phase II in August 1996, the joint venture incurred a prepayment penalty in the amount of $145,775 which was recognized as an extraordinary item and classified as debt extinguishment expense. The Partnership's share of the extraordinary item is $65,074.

8. Subsequent Events:

(a) In October 1996, the Partnership made a distribution of $36,637,893 ($26.50 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1996. This amount includes the regular quarterly distribution from Cash Flow of $2.00 per Interest, a special distribution from Cash Flow reserves of $2.00 per Interest and a special distribution of Mortgage Reductions of $22.50 per Interest from proceeds received in connection with the August 1996 sales of Woodscape Apartments and Sand Pebble Village Apartments - Phases I and II, the August 1996 sale of the Noland Fashion Square acquisition loan and the September 1996 sale of Shoal Run Apartments.

(b) The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. The Partnership held a participating percentage in the joint venture of 41.30%. In November 1996, the joint venture sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. For financial statement purposes, the joint venture will recognize a gain of approximately $2,934,000 from the sale of this property during the fourth quarter of 1996, of which approximately $1,212,000 will be the Partnership's share.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VI (the "Partnership") is a limited partnership formed in 1984 to invest in first mortgage loans and, to a lesser extent, wrap-around loans and junior mortgage loans. The Partnership raised $345,640,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-one loans. The Partnership sold three properties and its interest in an acquisition loan during 1996. In addition, three properties in which the Partnership held minority joint venture interests with affiliates were also sold during 1996. Currently, the Partnership owns eight properties acquired through foreclosure and holds minority joint venture interests with affiliates in one other property.

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

Operations
----------

Summary of Operations
---------------------

The Partnership sold the Hawthorne Heights, Woodscape and Shoal Run apartment complexes in June, August and September 1996, respectively. In connection with the sale of each property, the Partnership recognized a gain on disposition of real estate. Additionally, the Partnership and an affiliate sold the Sand Pebble Village Apartments - Phases I and II in August 1996 and recognized a recovery of loss on real estate and gain on sale, respectively. These events caused participation in income of joint ventures with affiliates in 1996 as compared to a loss in 1995. As a result, net income increased substantially for the nine months and quarter ended September 30, 1996 as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

Interest income on loans receivable and from investment in acquisition loan decreased in 1996 as compared to 1995 as a result of the July 1995 foreclosure of the Jonathan's Landing Apartments loan and the August 1996 sale of the Noland Fashion Square acquisition loan.

Income from operations of real estate held for sale represents the net operations of the properties acquired by the Partnership through foreclosure.

As of September 30, 1996, the Partnership was operating eight properties. Original funds advanced by the Partnership totals approximately $126,000,000 for the remaining eight properties. The Partnership sold the Hawthorne Heights, Woodscape and Shoal Run apartment complexes in June, August and September 1996, respectively, and recognized gains on disposition of real estate of $5,153,684. The property sales also resulted in income from operations of real estate held for sale decreasing during 1996 when compared to 1995. In addition, increased tenant related expenditures at Park Central Office Building and decreased rental and service income at Flamingo Pines Plaza due to lower occupancy rates in 1996 contributed to the decrease in income from operations of real estate held for sale. These decreases were partially offset by an increase in operations at Sun Lake Apartments during 1996 as a result of exterior painting at the property during 1995.

Interest income on short-term investments decreased during the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of lower average cash balances available for investment in 1996 due to special distributions paid to the Limited Partners in 1995. This decrease was fully offset and the Partnership recognized an increase in interest income during the quarter ended September 30, 1996 as compared to the same period in 1995 as a result of proceeds received in 1996 in connection with the above mentioned property sales and the Noland Fashion Square acquisition loan sale.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized provisions of $352,753 and $400,000 for potential losses related to the Noland Fashion Square acquisition loan and the Flamingo Pines Shopping Center, respectively, during the nine months ended September 30, 1996 and no provisions during the same period in 1995. In addition, allowances of $627,347 relating to the Noland Fashion Square acquisition loan were written off during the third quarter of 1996 in connection with the sale of the loan.

Amortization expense recognized during the second quarter of 1996 related to a settlement of disputed leasing commissions at the Perimeter 400 Office Building resulted in increased amortization expense during the nine months ended September 30, 1996 as compared to the same period in 1995.

The Partnership incurred increased legal, consulting, printing, postage and investor processing costs in connection with its responses to a tender offer and certain related litigation during 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

Participation in income of joint ventures with affiliates represents the Partnership's share of the operations of the Sand Pebble Village Apartments - Phases I & II, Jonathan's Landing Apartments and the 45 West 45th Street Office Building. Participation in income of joint ventures with affiliates increased in 1996 as compared to 1995, primarily due to the recovery of losses recognized in prior years and gain on sale recognized in connection with the sales of Sand Pebble Village Apartments - Phases I & II, respectively. In addition, the July 1995 foreclosure of the Jonathan's Landing Apartments loan and higher rental income along with lower interior maintenance and repairs at the 45 West 45th Street Office Building during 1996 contributed to this increase. Additionally, in connection with the sale of the Sand Pebble Village Apartments - Phase II, the Partnership incurred its share of a prepayment penalty in the amount of $65,074, which was recognized as an extraordinary item and classified as debt extinguishment expense.

The Sun Lake Apartments and the Perimeter 400 Office Building are both owned by joint ventures with affiliates. As a result of a decrease in exterior painting expense at Sun Lake Apartments and increased rental income at Perimeter 400 Office Building, affiliates' participation in income of joint ventures increased during 1996 as compared to 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $33,297,000 as of September 30, 1996 when compared to December 31, 1995 primarily as a result of the Partnership's share of the net proceeds received in connection with the sales of five properties and an acquisition loan. Operating activities generated cash of approximately $8,335,000, primarily as a result of cash flow from the operations of the Partnership's properties and interest income earned from short-term investments and from the Partnership's investment in an acquisition loan, net of the payment of administrative expenses. Cash received from investing activities consisted of net proceeds of approximately $3,751,000 received from the sale of the Noland Fashion Square acquisition loan, distributions of cash flow and sale proceeds from joint venture partners of approximately $12,732,000 and net proceeds from the sales of Hawthorne Heights, Shoal Run and Woodscape apartment complexes of approximately $27,750,000. Financing activities consisted of distributions paid to Partners of approximately $18,465,000, net distributions paid to joint venture partners of approximately $673,000 and principal payments on mortgage note payable of approximately $133,000.

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

During 1996 and 1995, all eight of the Partnership's properties owned at September 30, 1996, as well as the properties in which the Partnership holds minority joint venture interests with affiliates, generated positive cash flow. In addition, the Hawthorne Heights, Woodscape and Shoal Run apartment complexes, sold in June, August, and September 1996, respectively, also generated positive cash flow in 1995 and prior to their sales in 1996. The 45

West 45th Street Office Building, in which the Partnership holds a minority joint venture interest, incurred significant leasing costs in 1995 which were not included in classifying the cash flow performance of the property. Had these nonrecurring expenditures been included, the property would have generated a significant deficit in 1995. As of September 30, 1996, the occupancy rates of the Partnership's commercial properties ranged from 89% to 98%, with the exception of the occupancy at Flamingo Pines Plaza which was 84%. The occupancy rate for Sun Lake Apartments was 98%.

Many rental markets continue to be extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

In June 1996, the Partnership sold the Hawthorne Heights Apartments in an all cash sale for $8,300,000. From the proceeds of the sale, the Partnership paid $309,525 in selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds were retained by the Partnership until October 1996. The remaining proceeds were distributed to the Limited Partners in July 1996. See Note 4 of Notes to Financial Statements for additional information.

The Sand Pebble Village Apartments - Phase I was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $19,411,765. From the proceeds of the sale, the joint venture paid $431,822 in selling costs. The net proceeds of the sale were $18,979,943 of which $8,472,647 was the Partnership's share. The proceeds were distributed to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

The Sand Pebble Village Apartments - Phase II was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $12,088,235. From the proceeds of the sale, the joint venture paid $4,859,155 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid a prepayment penalty of $145,775 and paid $272,701 in selling costs. The net proceeds of the sale were $6,810,604, of which $3,040,254 was the Partnership's share. The proceeds were distributed to the Limited Partners in October 1996. See Notes 4 and 7 of Notes to Financial Statements for additional information.

In August 1996, the Partnership sold the Woodscape Apartments in an all cash sale for $9,550,000. From the proceeds of the sale, the Partnership paid $299,421 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until December 1996. The remaining proceeds were distributed to Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

In August 1996, the Partnership sold its interest in the Noland Fashion Square acquisition loan for $3,803,640. From the proceeds of the loan sale, the Partnership paid $53,058 in selling costs. The proceeds were distributed to the Limited Partners in October 1996. See Note 5 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Shoal Run Apartments in an all cash sale for $10,800,000. From the proceeds of the sale, the Partnership paid $290,800 in selling costs. The proceeds were distributed to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. In November 1996, the joint venture sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. The net proceeds from the sale were $9,720,925, of which approximately $4,014,742 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the joint venture until April 1997. See Note 8 of Notes to Financial Statements for additional information.

The General Partner believes that the market for multifamily housing and office properties is favorable to sellers of these properties. As described above, the Partnership sold the Hawthorne Heights, Woodscape and Shoal Run apartment complexes in June, August and September 1996, respectively. In addition, the Partnership and affiliates have sold the Sand Pebble Village Apartments - Phases I and II in August 1996 and the 45 West 45th Street Office Building in November 1996. Currently, the Partnership has entered into contracts to sell the Sun Lake Apartments and the Flamingo Pines Plaza for sale prices of $24,000,000 and $10,200,000, respectively. In addition, the General Partner has entered into a contract to sell the Jonathan's Landing Apartments, in which the Partnership holds a minority joint venture interest, for a sale price of $21,300,000. The General Partner is also exploring the sale of the Partnership's remaining commercial properties. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate.

The Noland Fashion Square Shopping Center loan had been recorded by the Partnership as an investment in acquisition loan. The Partnership had recorded its share of the collateral property's operations as equity in loss from investment in acquisition loan. The Partnership's share of operations has no effect on the cash flow of the Partnership, and amounts representing contractually required debt service were recorded as interest income. The Partnership and its affiliates sold this loan in August 1996. See Note 5 of Notes to Financial Statements for additional information.

In October 1996, the Partnership paid a distribution of $36,637,893 ($26.50 per Interest) to the holders of Limited Partnership Interests. This amount includes the regular quarterly distribution from Cash Flow of $2.00 per Interest, a special distribution from Cash Flow reserves of $2.00 per Interest and a special distribution of Mortgage Reductions of $22.50 per Interest from proceeds received in connection with the August 1996 sales of Woodscape Apartments and Sand Pebble Village Apartments - Phases I and II, the August 1996 sale of the Noland Fashion Square acquisition loan and the September 1996 sale of Shoal Run Apartments. The level of the regular quarterly distribution is consistent with the amount distributed for the second quarter of 1996. Including the October 1996 distribution, Limited Partners have received cash distributions totaling $240.36 per $250 Interest. Of this amount, $137.86 represents Cash Flow from operations and $102.50 represents a return of Original Capital. In October 1996, the Partnership also paid $460,854 to the General Partner as its distributive share of the Cash Flow distributed for the third quarter of 1996 and made a contribution to the Early Investment Incentive Fund of $153,618.

The Partnership expects to continue making cash distributions, however, the level of future distributions is dependent on cash flow from property operations and future property sales, less fees to the General Partner and administrative expenses. The General Partner, on behalf of the Partnership, has retained what it believes is an appropriate amount of working capital to meet current cash or liquidity requirements which may occur.

During the nine months ended September 30, 1996, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 8,533 Interests from Limited Partners at a cost of $981,877.

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

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Proposed Class and Derivative Action Lawsuits
---------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants have filed motions to dismiss the complaint. The court has not yet ruled on these motions.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
--------------------------

Jonathan's Landing Apartments
-----------------------------

As previously reported, a limited partnership in which the Partnership and an affiliate hold interests and which owns Jonathan's Landing Apartments, Kent, Washington, contracted to sell the property to an unaffiliated party, Commercial Ventures, Inc., a Delaware corporation, for a sale price of $22,000,000. Pursuant to a First Amendment to Agreement of Sale, the Partnership and the purchaser have agreed to reduce the sale price to $21,300,000. In addition, the closing has been extended from October 12, 1996 to November 15, 1996.

45 West 45th Street Office Building
-----------------------------------

As previously reported, on July 29, 1996, a limited partnership (the "Limited Partnership") in which the Partnership and three affiliates hold interests and which owns the 45 West 45th Street Office Building, New York City, New York, contracted to sell the property to an unaffiliated party, Olmstead Properties, Inc., a New York corporation, for a sale price of $10,300,000. The sale closed November 6, 1996. From the proceeds of the sale, the Limited Partnership paid $257,500 to an unaffiliated party as a brokerage commission and closing costs of $321,575. The Limited Partnership received the remaining $9,720,925 of proceeds. Of such amount, $500,000 will be retained by the Limited Partnership and will not be available for use or distribution by the Limited Partnership until 150 days after closing. The Partnership's share of the total net proceeds is $4,014,742.

Sun Lake Apartments
-------------------

In 1989, the Partnership and an affiliate funded a $11,300,000 second mortgage loan collateralized by the Sun Lake Apartments, Lake Mary, Florida. The Partnership's share of the loan was $7,000,000 for a participating percentage of 61.95%. In 1992, a limited partnership (the "Limited Partnership") in which the Partnership and the affiliate each hold an interest equal to its participating percentage in the loan obtained title to the property through foreclosure.

On October 30, 1996, the Limited Partnership contracted to sell the property for a sale price of $24,000,000 to an unaffiliated party, Ambassador Apartments, L.P., a Delaware limited partnership. The purchaser has deposited $300,000 into an escrow account as earnest money. It is expected that the purchaser will assume the existing first mortgage loan, which was funded through the sale of revenue bonds. The bonds are expected to have an outstanding principal balance of approximately $15,509,000 at closing, scheduled for November 15, 1996. However, the closing may be extended to December 15, 1996 by (i) the Limited Partnership for any reason upon written notice to the purchaser or by (ii) the purchaser in order to obtain the consent of the holder of the bonds to the assumption. From the proceeds of the sale, the Limited Partnership will pay $300,000 to an unaffiliated party as a brokerage commission and $180,000 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property. The Limited Partnership will receive the remaining proceeds of approximately $8,011,000, less closing costs. Of such proceeds, $300,000 is being retained by the Limited Partnership and will not be available for use or distribution by the Partnership until December 23, 1996. The Partnership's share of the total net proceeds is expected to be approximately $4,963,000, less the Partnership's share of closing costs.

Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for its actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions, including the consent of the holder of the bonds. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible that the sale of the property may not occur.

Flamingo Pines Plaza
--------------------

In 1987, the Partnership funded a $14,500,000 first mortgage loan collateralized by the Flamingo Pines (formerly known as Pembroke Pines) Plaza, Pembroke Pines, Florida. The Partnership acquired title to the property through foreclosure in 1990.

On October 31, 1996, the Partnership contracted to sell the property for a sale price of $10,200,000 to an unaffiliated party, Dane Real Estate, Inc., a Florida corporation. The purchaser has deposited $50,000 into an escrow account as earnest money and is obligated to deposit an additional $350,000 upon the completion of the purchaser's due diligence review. The remainder of the sale price will be payable in cash at closing, scheduled for on or before March 31, 1997. From the proceeds of the sale, the Partnership will pay $255,000 as a brokerage commission to an affiliate of the third party providing property management services for other properties owned by the Partnership. The Partnership will receive the remaining proceeds of approximately $9,945,000, less closing costs. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Partnership for its actual expenses incurred in connection with the sale.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

(99)(a) Agreement of Sale relating to the contract to sell Flamingo Pines Plaza, Pembroke, Florida, is attached hereto.

(99)(b) Agreement of Sale relating to the contract to sell Sun Lake Apartments, Lake Mary, Florida, is attached hereto.

(99)(c) First Amendment to Agreement of Sale relating to the sale of Jonathan's Landing Apartments, Kent, Washington, is attached hereto.

(b) Reports on form 8-K:

A Current Report on Form 8-K dated August 12, 1996 was filed reporting the extension of the closing date of the sale of the 45 West 45th Street Office Building in New York City, New York, the closing of the sale of the loan collateralized by the Noland Fashion Square Shopping Center in Independence, Missouri, the closing of the sale of the Woodscape Apartments in Raleigh, North Carolina, the contract to sell the Jonathan's Landing Apartments in Kent, Washington and the contract and closing of the sale of Shoal Run Apartments in Birmingham, Alabama.

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



                              By:  /s/ Jayne A. Kosik
                                  -----------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial Officer
                                  (Principal Accounting Officer) of Balcor
                                  Mortgage Advisors-VI, the General Partner



Date:  November 14, 1996
      ---------------------------