Form 10-K
period 1996-12-31
BALCOR PENSION INVESTORS VI
filed 1997-03-28
CIK 755497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

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

2355 Waukegan Road
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

Item 1.  Business
-----------------

Balcor Pension Investors-VI (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $345,640,500 from sales of Limited Partnership Interests. The Registrant's operations currently consist of the operation of properties acquired through foreclosure, and all information included in this report relates to this industry segment.

The Registrant originally funded thirty-one loans. A portion of the Mortgage Reductions generated by loan repayments was added to the Registrant's working capital reserves and the remainder was distributed to Limited Partners. As a result of the repayments, foreclosures and write-off of thirty-one loans, the Registrant had no loans in its portfolio as of December 31, 1996. Prior to 1996, thirteen properties and three investments in joint ventures - affiliates were acquired through foreclosure and an additional investment in joint venture-affiliate was purchased. The Registrant sold eight of the properties and all of the investments in joint ventures-affiliates. The Registrant had five properties in its portfolio as of December 31, 1996. See "Item 2. Properties" for additional information.

The Registrant's remaining properties face various levels of competition for retention of their tenants from similar types of properties in the vicinities in which they are located. The Registrant has no plans to change the current use of or to renovate any of its remaining properties.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

Currently, office properties are attracting the most interest from real estate investors. While new apartment construction has been underway since 1995, the office sector has just entered its development phase in most markets and new construction is generally only proceeding with strong tenant pre-leasing. Occupancy rates are at their highest level in years, reaching the 90s in a vast number of markets. As a result, rents have finally begun to increase at rates well in excess of inflation in many markets around the country. As a result of these fundamentals, office properties have increasingly become in strong demand by investors. Values increased significantly during 1996 and are expected to do so again in 1997. Suburban properties are attracting attention as well. Still, office properties remain a highly volatile sector where one new build-to-suit office building for a major tenant could throw a market into relapse. In addition, office space is highly vulnerable to corporate restructuring and the growing "telecommuting" trend. The Registrant believes the combination of strong price increases and future volatility make this an excellent time to sell office assets.

The outlook for the retail sector of the investment real estate industry is uncertain for 1997. The retail industry is being simultaneously impacted by a number of factors which are likely to affect values for quite some time. As retailers battle to gain market dominance, tenant bankruptcies have grown. Consolidation among retailers has and is expected to continue to occur. Unlike other asset classes, new construction of power centers went unabated in the early 1990's, creating an oversupply of space including "big box" anchor tenant space. Regional malls, which are not the dominant center in the market, face continued out-migration of retailers to the power centers. Finally shopping patterns continue to shift due to the aging baby boomers, high consumer debt, alternative distribution channels, and the greater emphasis on entertainment. As a result, the capital requirements necessary to maintain a shopping center's competitiveness are all significant, but with uncertain returns. The Registrant believes there is significant risk to holding retail assets for future upside potential.

During 1996, the Registrant sold the Hawthorne Heights, Shoal Run, Sun Lake and Woodscape apartment complexes, and the Perimeter 400 Center and Symphony Woods office buildings. The 45 West 45th Street Office Building was owned by a joint venture consisting of the Registrant and three affiliates and the Jonathan's Landing and Sand Pebble Village - Phases I and II apartment complexes were owned by joint ventures consisting of the Registrant and an affiliate. In 1996, the General Partner sold these properties in which the Registrant held a minority joint venture interest. During February 1997, the Registrant sold the Park Central Office Building and Flamingo Pines Shopping Center. Currently, the Registrant has entered into a contract for the sale of the Hammond Aire Plaza Shopping Center. See "Other Information", below, for additional information. The Registrant is actively marketing the Brookhollow/Stemmons Center and 420 North Wabash office buildings for sale.

The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to the lawsuit discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

During 1996, the Registrant sold six properties in all cash sales totaling $100,625,000 and its interest in an acquisition loan for $3,803,640. In addition in 1996, the General Partner sold four properties in which the Registrant held a minority joint venture interest with affiliates in all cash sales totaling $63,100,000. During February 1997, the Registrant sold the Flamingo Pines Shopping Center and Park Central Office Building in all cash sales for $10,200,000 and $21,471,000, respectively. See Other Information and
Item 7. "Liquidity and Capital Resources" for additional information.

The Registrant received notice of an unsolicited offer for the purchase of Limited Partnership Interests ("tender offer") on January 1, 1997. The tender offer was made by First Trust Co., L.P. and stated that their primary motive in making the offer is to make a profit from the purchase of the interests. First Trust Co., L.P. is seeking to acquire up to 4.9% of the total interests outstanding of the Registrant.

The Registrant received notice of an unsolicited offer for the purchase of Limited Partnership Interests ("tender offer") on March 6, 1997. The tender offer was made by Madison Partnership Liquidity Investors XX, LLC and stated that their primary motive in making the offer is to make a profit from the purchase of the interests. Madison Partnership Liquidity Investors XX, LLC is seeking to acquire up to 4.9% of the total interests outstanding of the Registrant.

The Registrant will incur administrative costs in responding to the tender offers and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what impact these tender offers or any future tender offers will have on the operations or management of the Registrant.

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

Other Information
-----------------

Park Central Office Building
----------------------------

As previously reported, on January 20, 1997, the Registrant contracted to sell the Park Central Office Building, De Kalb County, Georgia, to an unaffiliated party, Acquiport Park Central, Inc., a Delaware corporation, for a sale price of $21,471,000. The closing was extended and the sale closed on February 20, 1997. From the proceeds of the sale, the Registrant paid $429,420 as a brokerage commission to an affiliate of the third party providing property management services for the property and $41,471 in closing costs. The Registrant received the remaining proceeds of approximately $21,000,000. Of such proceeds, $1,100,000 will be retained by the Registrant and will not be available for use or distribution by the Registrant until November 1997.

Flamingo Pines Shopping Center
-------------------------------

As previously reported, on October 31, 1996, the Registrant contracted to sell the Flamingo Pines Shopping Center, Pembroke Pines, Florida, to an unaffiliated party, Dane Real Estate, Inc., a Florida corporation, for a sale price of $10,200,000. The closing was extended and the sale closed on February 28, 1997. From the proceeds of the sale, the Registrant paid $255,000 as a brokerage commission to an affiliate of the third party providing management services for the other properties owned by the Registrant and $91,400 in closing costs. The Registrant received the remaining proceeds of approximately $9,854,000.

Hammond Aire Plaza Shopping Center
----------------------------------

In 1986, the Registrant funded a $22,000,00 loan collateralized by a first mortgage on the Hammond Aire Plaza Shopping Center, Baton Rouge, Louisiana.
The borrower defaulted on its obligation under the loan and, in September 1987, the Registrant obtained title to the property through foreclosure.

On March 18, 1997, the Registrant contracted to sell the property for a sale price of $14,250,000 to an unaffiliated party, Crosstown Asset Corp. I, a Delaware corporation. The purchaser has deposited $142,500 into an escrow as earnest money and is obligated to deposit an additional $114,000 upon completion of the purchaser's due diligence review. The remaining portion of the sale proceeds will be payable in cash at the closing, which is scheduled to occur on April 30, 1997. From the proceeds of the sale, the Registrant will pay $356,250 as a brokerage commission to an affiliate of the third party providing property management services for the property. The Registrant will receive the remaining proceeds of approximately $13,894,000, less closing costs. Of such proceeds, $712,500 will be retained by the Registrant and will not be available for use or distribution by the Registrant until November 30, 1997. Neither the General Partner not any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Registrant for actual expenses incurred in connection with the sale.

Affiliates of the Registrant have simultaneously contracted to sell four other properties to the purchaser.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms will be complied with and, therefore, it is possible the sale of the property may not occur.

Item 2.  Properties
-------------------

As of December 31, 1996, the Registrant, either directly or though joint ventures, owned the five properties described below, all of which are owned in fee simple.

Location                     Description of Property
--------                     -----------------------
Baton Rouge, Louisiana       Hammond Aire Plaza Shopping Center: a regional
                             shopping center containing approximately 276,000 square feet located on approximately 34 acres.

DeKalb County, Georgia     **Park Central Office Building: a ten story office
                             building containing approximately 210,000 square feet.

Dallas, Texas              * Brookhollow/Stemmons Center Office Complex: an 11
                             story office building containing approximately 221,000 square feet.

Pembroke Pines, Florida    **Flamingo Pines Shopping Center: a regional
                             shopping center containing approximately 124,500 square feet located on approximately 16 acres.

Chicago, Illinois            420 North Wabash Office Building: a 7-story
                             office building containing approximately 120,000 square feet.

* Owned by the Registrant through a joint venture with an affiliate. See Note 9 of Notes to Financial Statements for additional information.

** This property was sold during February 1997. See Note 17 of Notes to Financial Statements for additional information.

The average occupancy rates and effective average rent per square foot for each of the last five years for the five commercial properties owned by the Registrant at December 31, 1996, are described below.

                       1996        1995       1994        1993       1992
                       ----        ----       ----        ----       ----
Hammond Aire
  Occupancy rate        91%         91%         96%        92%        94%
  Effective rent       $8.12       $8.47       $7.67      $7.37      $7.00
Park Central
  Occupancy rate        96%         88%         97%        95%        97%
  Effective rent       $14.69      $15.72     $15.19      $15.58     $12.59
Brookhollow/Stemmons
  Occupancy rate        89%         89%         96%        94%        85%
  Effective rent       $10.40      $11.17      $9.44      $11.24     $11.01
Flamingo Pines
  Occupancy rate        83%         92%         97%        94%        94%
  Effective rent       $10.63      $11.15      $9.47      $9.07      $9.02
420 N. Wabash
  Occupancy rate        91%         84%         85%        85%        71%
  Effective rent       $16.28      $15.97     $14.34      $17.36     $16.98


Information regarding tenants occupying 10% or more of the leasable square feet of each commercial property is provided below.

                                              Scheduled
                                                Lease     Lease
                           Square  Base Rent Expiration  Renewal
  Property      Tenant      Feet   Per Annum    Date     Option
Flamingo     Publix        55,000   $330,000   9/2006      Yes
Pines        Supermarket
             (Grocery
             Store)

420 North    Just B'Claws  18,900   $371,385   5/2009      No
Wabash       (Restaurant)
             TMP Worldwide 23,504   $130,911   4/2001      No
             (Advertising/
             Marketing)
             WM Gerard     19,629   $351,991   12/1999     No
             (Advertising/
             Marketing)

             Erikson       19,709   $292,349   7/2003      Yes
             Institute
             (Training
             Facility)

Hammond Aire Steinmart,    40,000   $230,000   1/2008      Yes
             Inc.
             (Discount
             Clothing
             Store)
             Taylor Office 32,723   $123,600   12/1997     Yes
             Supply
             (Office
             Supplies &
             Furniture)
Park Central United        60,547   $983,889   12/2003     Yes
             Healthcare
             Corporation
             (Health Care
             - HMO)

Brookhollow/ United States 71,927   $600,000   11/2003     No
Stemmons     Postal
             Service (Post
             Office)

Real estate taxes incurred in 1996 for the above properties totaled $1,141,029.

The Federal tax basis of the Registrant's properties totaled $84,075,494 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the properties are depreciated over a useful life of 40 years, using the straight-line method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3.  Legal Proceedings
--------------------------

Williams class action
---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726, U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships") and other affiliates were the defendants. The complaint alleged violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleged breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint sought compensatory and punitive damages.

A settlement of these proceedings was approved by the District Court on November 20, 1996 on the terms previously described in the form of settlement agreement attached as Exhibit 99 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996. Distributions to be paid pursuant to the settlement were paid in February 1997. All proceedings relating to this matter are now dismissed.

Proposed Class and Derivative Action Lawsuits
---------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding addition claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint. On January 7, 1997, the Chancery Court denied the plaintiff's motion for leave to amend the complaint and dismissed the matter with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
----------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 60,394.

Item 6.  Selected Financial Data
--------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1996        1995        1994        1993        1992
                    ----------  ----------  ----------  ----------  ----------
Total income       $14,782,470 $16,011,025 $16,696,829 $16,941,268 $18,438,167
Recovery of
  losses on
  loans, real
  estate and
  accrued interest
  receivable         3,351,785  2,465,000        None        None          None
Provision for
  losses on
  loans, real
  estate and
  accrued interest
  receivable         2,605,562  1,800,000   3,900,000   4,665,000    18,500,000
Income before extra-
  ordinary items    27,120,917  11,582,447 11,040,627  11,817,474       730,590
Net income          26,593,221 11,582,447  11,040,627  11,817,474       730,590
Net income per
  Limited Partner-
  ship Interest          12.89       7.54        7.18        7.69           .48
Total assets       115,792,938176,899,144 190,674,572  240,813,287  242,357,773
Mortgage notes
  payable                 None 15,657,066  15,700,000  21,257,668    21,572,650
Distributions per
  Limited Partner-
  ship Interest (A)      39.04      17.40       39.20        8.00         11.00

(A) These amounts include distributions of original capital of $27.70,$8.80, $29.20 and $.75 per Limited Partnership Interest for the years 1996, 1995, 1994 and 1992, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------
During 1996, Balcor Pension Investors - VI (the "Partnership") sold six properties and its minority joint venture interest in four properties. As a result of the gains recognized for financial statement purposes in connection with these sales, net income increased significantly during 1996 as compared to 1995.

During 1995, operations improved at several of the properties owned by the Partnership and the Partnership recognized a recovery for losses related to its to its real estate held for sale. The Partnership also recognized lower net interest income on loans and participation income during 1995 as compared to 1994 due to two loan prepayments in 1994. As a result of these combined events, net income increased slightly during 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

The July 1995 foreclosure of the Jonathan's Landing Apartments loan and the August 1996 sale of the Noland Fashion Square acquisition loan resulted in a decrease in interest income on loans receivable and income from investment in acquisition loan during 1996 as compared to 1995.

Income from operations of real estate held for sale represents the net operations of the properties acquired by the Partnership through foreclosure. As of December 31, 1996, the Partnership was operating five properties. Original funds advanced by the Partnership totals approximately $88,600,000 for these five properties. The Partnership sold the Hawthorne Heights, Woodscape, Shoal Run and Sun Lake apartment complexes in June, August and September and November 1996, respectively, and the Symphony Woods and Perimeter 400 Center office buildings in December 1996. The property sales resulted in a decrease in income from operations of real estate held for sale during 1996 as compared to 1995. This decrease was partially offset by an increase in operations at the Park Central Office Building and Sun Lake Apartments totaling approximately $930,000. The increase is attributable to lower tenant related expenditures at Park Central during 1996 and exterior painting incurred during 1995 at the Sun Lake Apartments.

Interest income on short-term investments decreased during 1996 as compared to 1995 primarily due to lower average cash balances available for investment in 1996 due to special distributions paid to the Limited Partners in 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During 1996, the Partnership recognized provisions of $2,252,809, recoveries of $3,351,785 and a write off of a previously established loss allowance of $1,386,215 related to its real estate held for sale. The provisions were recognized to provide for changes in the estimate of the fair value of the Flamingo Pines and Hammond Aire Plaza shopping centers. In addition, in 1996 the Partnership recognized a provision of $352,753 and a write-off of an allowance of $627,347 related to the Noland Fashion Square acquisition loan. During 1995, the Partnership recognized a provision of $1,800,000 and a recovery of $2,465,000 related to its real estate held for sale. The Partnership did not recognize any provisions during 1995 for its loans.

In connection with the sale of the Perimeter 400 Center, the Partnership wrote off the remaining unamortized leasing commissions related to the property which resulted in an increase in amortization expense during 1996 as compared to 1995. Amortization expense related to a settlement of disputed leasing commissions at the Perimeter 400 Office Building contributed to the increase in amortization expense.

The Partnership incurred increased legal, consulting, printing, postage and investor processing costs in connection with its responses to a tender offer during the second quarter of 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

Participation in income (loss) of joint ventures with affiliates represents the Partnership's share of the operations of the Sand Pebble Village - Phases I and II and Jonathan's Landing apartment complexes and the 45 West 45th Street Office Building. During 1996, the Partnership recognized its share of gains recognized in connection with the sales of the Sand Pebble Village - Phase II and Jonathan's Landing apartment complexes and the 45 West 45th Street Office Building, and the recovery of a previously established loss allowance related to the Sand Pebble Village Apartments - Phase I. During 1995, the Partnership recognized its share of a provision for loss relating to the 45 West 45th Street Office Building. The combined effect of these events resulted in the Partnership recognizing participation in income of joint ventures during 1996 as compared to participation in loss during 1995.

The Sun Lake Apartments and Perimeter 400 Center Office Building were both owned by joint ventures with affiliates. As a result of the gain recognized in connection with the sale of Perimeter 400 Center and the recovery of a previously established loss allowance related to Sun Lake Apartments, affiliates' participation in income of joint ventures increased during 1996 as compared to 1995.

During 1996, the Partnership sold the Hawthorne Heights, Shoal Run, Woodscape and Sun Lake apartment complexes and the Perimeter 400 Center and Symphony Woods office buildings. As a result, the Partnership recognized gains in connection with these sales totaling $19,443,993 for financial statement purposes.

In connection with the sale of Sun Lake Apartments, the Partnership wrote off the remaining unamortized deferred financing fees related to the property of $746,767, of which $284,145 is the minority joint venture partner's share. In addition, the Partnership incurred its share of a prepayment penalty paid in connection with the sale of Sand Pebble Village - Phase II Apartments of

$65,074. These amounts were recognized as debt extinguishment expense and classified as extraordinary items.

1995 Compared to 1994
---------------------

Interest income on loans receivable decreased during 1995 as compared to 1994 as a result of the 1994 prepayments of the Breckenridge and Highland Green loans, the dispositions of the Northgate and Gatewood apartment complexes and the foreclosure of the Jonathan's Landing Apartments loan in July 1995.

Income from operations of real estate held for sale represents the net operations of the properties acquired by the Partnership through foreclosure. At December 31, 1995, the Partnership was operating eleven properties. Original funds advanced by the Partnership totals approximately $145,000,000 for these properties. Income from operations of real estate held for sale increased during 1995 as compared to 1994 due to improved operations at nine of the properties, in particular at the Brookhollow/Stemmons Center Office Complex due to higher occupancy, at the Woodscape Apartments as the payment of interest expense ceased due to the repayment of the property's underlying mortgage loan in May 1994, at the Sun Lake Apartments due to a decrease in interest expense resulting from the November 1994 remarketing of the underlying revenue bonds and at the 420 N. Wabash Office Building where real estate tax expense decreased due to a decrease in the property's assessed value.

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

The Partnership recognized a provision of $3,900,000 during 1994 related to the Partnership's real estate held for sale to provide for changes in the estimate of the fair value of certain properties in the Partnership's portfolio. The Partnership did not recognize any provisions during 1994 related to its loans.

Legal fees incurred in 1994 relating to the disposition of the Partnership's investment in the Northgate and Gatewood apartment complexes, as well as the prepayments of the Breckenridge and Highland Green loans, resulted in a decrease in administrative expenses during 1995 as compared to 1994.

Participation in income (loss) of joint ventures with affiliates represents the Partnership's share of the operations of the Sand Pebble Village - Phases I and II and Jonathan's Landing apartment complexes and the 45 West 45th Street Office Building. The Partnership recognized its share of a provision for loss relating to the 45 West 45th Street Office Building during 1995. This resulted in participation in loss of joint ventures with affiliates in 1995 as compared to participation in income of joint ventures with affiliates in 1994.

During 1994, the Partnership recognized a gain of $818,379 on the disposition of the Partnership's investment in the Northgate and Gatewood apartment complexes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $41,866,000 as of December 31, 1996 when compared to December 31, 1995 primarily as a result of the Partnership's share of the net proceeds received in connection with the sales of six properties and an acquisition loan. Operating activities generated cash of approximately $9,795,000, primarily as a result of cash flow from the operations of the Partnership's properties and interest income earned from short-term investments and from the Partnership's investment in an acquisition loan, net of the payment of administrative expenses. Cash received from investing activities consisted of net proceeds of approximately $3,751,000 received from the sale of the Noland Fashion Square acquisition loan, distributions of cash flow and sale proceeds from joint venture partners of approximately $26,516,000, net proceeds of approximately $82,381,000 from the sales of Hawthorne Heights, Shoal Run, Woodscape and Sun Lake apartment complexes and the Perimeter 400 Center and Symphony Woods office buildings and expenditures of approximately $1,479,000 for improvements to the Partnership's properties. Financing activities consisted of distributions paid to Partners of approximately $55,869,000, net distributions paid to joint venture partners of approximately $23,282,000, the release of repair escrows of approximately $201,000 related to the Sun Lake Apartments and principal payments on the mortgage note payable of approximately $148,000. In addition, in January 1997 the Partnership made a special distribution of $35,946,612 to Limited Partners from the net proceeds from the sales of the 45 West 45th Street, Perimeter 400 Center and Symphony Woods office buildings and the Sun Lake and Jonathan's Landing apartment complexes, all of which occurred during the fourth quarter of 1996.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. The Sun Lake Apartments was the Partnership's only property with underlying debt.

During 1996 and 1995, all five of the Partnership's properties owned at December 31, 1996, as well as the properties in which the Partnership held minority joint venture interests with affiliates, generated positive cash flow. The Hawthorne Heights, Shoal Run, Woodscape and Sun Lake apartment complexes, and the Perimeter 400 Center and Symphony Woods office buildings also generated positive cash flow during 1995 and prior to being sold in 1996. The 45 West 45th Street Office Building, in which the Partnership held a minority joint venture interest and which was sold in November 1996, incurred significant leasing costs in 1995 and 1996 to lease vacant space and renew existing tenant leases which were scheduled to expire. These nonrecurring expenditures were not included in classifying the cash flow performance of the property. Had these expenditures been included, the property would have generated a significant deficit in 1995 and a marginal cash flow deficit during 1996. As of December 31, 1996, the occupancy rates of the Partnership's remaining commercial properties ranged from 89% to 96%, with the exception of the Flamingo Pines Shopping Center which had an occupancy of 83%.

During 1996, the Partnership sold the Hawthorne Heights, Woodscape, Shoal Run and Sun Lake apartment complexes, and the Perimeter 400 Center and Symphony Woods office buildings. The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates and the Jonathan's Landing and Sand Pebble Village - Phases I and II apartment complexes were owned by joint ventures consisting of the Partnership and an affiliate. In 1996, the General Partner sold these properties in which the Partnership held a minority joint venture interest. During February 1997, the Partnership sold the Flamingo Pines Shopping Center and Park Central Office Building. Currently, the Partnership has entered into a contract for the sale of the Hammond Aire Plaza Shopping Center. See "Item 1. Other Information" for additional information. The Partnership is actively marketing the Brookhollow/Stemmons Center and 420 North Wabash office buildings for sale.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to the lawsuit discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In June 1996, the Partnership sold the Hawthorne Heights Apartments in an all cash sale for $8,300,000. From the proceeds of the sale, the Partnership paid $309,525 in selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds was retained by the Partnership until October 1996. The remaining proceeds were distributed to the Limited Partners in July 1996. The holdback was released in full in October 1996. See Note 12 of Notes to Financial Statements for additional information.

The Sand Pebble Village Apartments - Phase I was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $19,411,765. From the proceeds of the sale, the joint venture paid $431,822 in selling costs. The net proceeds of the sale were $18,979,943, of which $8,470,749 was the Partnership's share. The proceeds were distributed to the Limited Partners in October 1996. See Note 10 of Notes to Financial Statements for additional information.

The Sand Pebble Village Apartments - Phase II was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $12,088,235. From the proceeds of the sale, the joint venture paid $4,859,155 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid a prepayment penalty of $145,775 and selling costs of $272,701. The net proceeds of the sale were $6,810,604, of which $3,039,573 was the Partnership's share. The proceeds were distributed to the Limited Partners in October 1996. See Note 10 of Notes to Financial Statements for additional information.

In August 1996, the Partnership sold the Woodscape Apartments in an all cash sale for $9,550,000. From the proceeds of the sale, the Partnership paid $299,421 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds was retained by the Partnership until December 1996. The remaining proceeds were distributed to Limited Partners in October 1996. The holdback was released in full in December 1996. See Note 12 of Notes to Financial Statements for additional information.

The Noland Fashion Square Shopping Center loan had been recorded by the Partnership as an investment in acquisition loan. The Partnership had recorded its share of the collateral property's operations as equity in loss from investment in acquisition loan. The Partnership's share of operations had no effect on the cash flow of the Partnership, and amounts representing contractually required debt service were recorded as interest income. In August 1996, the Partnership sold its interest in the Noland Fashion Square acquisition loan for $3,803,640. From the proceeds of the loan sale, the Partnership paid $53,058 in selling costs. The proceeds were distributed to the Limited Partners in October 1996. See Note 6 of Notes to Financial Statements for additional information.

In September 1996, the Partnership sold the Shoal Run Apartments in an all cash sale for $10,800,000. From the proceeds of the sale, the Partnership paid $290,800 in selling costs. The proceeds were distributed to the Limited Partners in October 1996. See Note 12 of Notes to Financial Statements for additional information.

The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. In November 1996, the joint venture sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. The net proceeds from the sale were $9,720,925, of which $4,014,742 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the joint venture until April 1997. See Note 10 of Notes to Financial Statements for additional information.

The Sun Lake Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In November 1996, the joint venture sold the property in an all cash sale for $24,000,000. The purchaser took title to the property subject to the existing first mortgage loan of $15,508,832. From the proceeds of the sale, the joint venture paid $701,215 in selling costs. The net proceeds of the sale were $7,789,953, of which $4,825,876 was the Partnership's share. Pursuant to the terms of the sale, $300,000 of the proceeds was retained by the joint venture until December 1996. The remainder of the proceeds was distributed to Limited Partners in January 1997. The holdback was released in full in December 1996. See Note 12 of Notes to Financial Statements for additional information.

The Jonathan's Landing Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In November 1996, the joint venture sold the property in an all cash sale for $21,300,000. From the proceeds of the sale, the joint venture paid $796,475 in selling costs. The net proceeds from the sale were $20,503,525, of which $9,534,139 was the Partnership's share. The proceeds were distributed to Limited Partners in January 1997. See Note 10 of Notes to Financial Statements for additional information.

The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. In December 1996, the joint venture sold the property in an all cash sale for $40,700,000. From the proceeds of the sale, the joint venture paid $882,765 in selling costs. The net proceeds from the sale were $39,817,235, of which $19,908,618 was the Partnership's share. Pursuant to the terms of the sale, the Partnership is required to retain $1,750,000 of the sales proceeds until September 1997. The remainder of the proceeds was distributed in to Limited Partners in January 1997. See Note 12 of Notes to Financial Statements for additional information.

In December 1996, the Partnership sold the Symphony Woods Office Building in an all cash sale for $7,275,000. From the proceeds of the sale, the Partnership paid $251,836 in selling costs. The proceeds were distributed to Limited Partners in January 1997. See Note 12 of Notes to Financial Statements for additional information.

In February 1997, the Partnership sold the Park Central Office Building in an all cash sale for $21,471,000. From the proceeds of the sale, the Partnership paid $470,891 in selling costs. Pursuant to the terms of the sale, the Partnership is required to hold back $1,100,000 of the sales proceeds until November 1997. The remainder of the proceeds is expected to be distributed in 1997. See Note 17 of Notes to Financial Statements for additional information.

In February 1997, the Partnership sold the Flamingo Pines Shopping Center in an all cash sale for $10,200,000. From the proceeds of the sale, the Partnership paid $346,400 in selling costs. The proceeds are expected to be distributed in 1997. See Note 17 of Notes to Financial Statements for additional information.

The Partnership made four distributions totaling $39.04, $17.40 and $39.20 per Interest in 1996, 1995 and 1994, respectively. See Statement of Partner's Capital for additional information. Distributions were comprised of $11.34 of Cash Flow and $27.70 of Mortgage Reductions, $8.60 of Cash Flow and $8.80 of Mortgage Reductions in 1995 and $10.00 of Cash Flow and $29.20 of Mortgage Reductions in 1994. Cash Flow distributions increased in 1996 as compared to 1995 due to the payment of special distributions of $1.34 and $2.00 per Interest from Cash Flow reserves in July and October 1996, respectively. Cash Flow distributions decreased in 1995 as compared to 1994 primarily due to loan prepayments received in 1994. Distributions of Mortgage Reductions increased in 1996 as compared to 1995 due to the property sales.

In January 1997, the Partnership paid a distribution of $38,711,736 ($28.00 per Interest) to the holders of Limited Partnership Interests. This amount includes the regular quarterly distribution from Cash Flow of $2.00 per Interest and a special distribution of Mortgage Reductions of $26.00 per Interest from proceeds received in connection with the sale of the 45 West 45th Street, Perimeter 400 Center and Symphony Woods office buildings and the Sun Lake and Jonathan's Landing apartment complexes, all of which occurred during the fourth quarter of 1996. The level of the regular quarterly distribution is consistent with the amount distributed for the third quarter of 1996. Including the January 1997 distribution, Limited Partners have received cash distributions totaling $268.36 per $250 Interest. Of this amount, $139.86 represents Cash Flow from operations and $128.50 represents a return of Original Capital. In January 1997, the Partnership also paid $230,427 to the General Partner as its distributive share of the Cash Flow distributed for the fourth quarter of 1996 and made a contribution to the Early Investment Incentive Fund of $76,809. In February 1997, the General Partner made a settlement payment of $207,384($.15 per $250 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al.
v. Balcor Pension Investors, et. al. class action lawsuit. Future distributions will be made from remaining reserves and proceeds from sales of the Partnership's remaining properties, as to all of which there can be no assurances.

During 1996, the General Partner on behalf of the Partnership used amounts placed in the Early Investment Incentive Fund to repurchase 16,967 Interests from Limited Partners at a cost of $1,684,405. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

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

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to properties of the Partnership, as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

The reports of Ernst & Young LLP on the Registrant's financial statements for each of the two fiscal years ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Registrant's financial statements for each of the two years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-VI, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


               TITLE                              OFFICERS
               -----                              --------
         Chairman, President and Chief         Thomas E. Meador
            Executive Officer
         Senior Vice President                 Alexander J. Darragh
         Senior Vice President                 James E. Mendelson
         Senior Vice President                 John K. Powell, Jr.
         Managing Director, Chief              Jayne A. Kosik
            Financial Officer, Treasurer
            and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11.  Executive Compensation
--------------------------------

The Registrant paid $12,170 in 1996 with respect to one of the executive officers and directors of Balcor Mortgage Advisors-VI, the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. The Registrant has not paid and does not intend to pay any remuneration to the remaining executive officers and directors of the General Partner. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 11 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
(a) The following entities are the sole Limited Partners which own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
----------------    -----------         ----------     ------------
Limited             Walton Street       63,355.14            4.54%
Partnership         Capital Acquisition Limited
Interests           Co. II, L.L.C.      Partnership
                    Chicago             Interests
                    Illinois

Limited             Beattie             34,115.70            2.44%
Partnership         Place               Limited
Interests           Greenville,         Partnership
                    South Carolina      Interests

While Walton Street Capital Acquisition Co. II, L.C.C. and Beattie Place individually own less than 5% of the Interests, for purposes of this Item 12, Walton Street Capital Acquisition Co. II, L.L.C. is an affiliate of Beattie Place and, collectively, they own 6.98% of the Interests.

(b) Balcor Mortgage Advisors-VI and its officers and partners own as a group through the Early Investment Incentive Fund and otherwise the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
         Interests             70,714 Interests       5.1%


Relatives and affiliates of the officers and partners of the General Partner do not own any additional interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 11 of Notes to Financial Statements for additional information relating to transactions with affiliates.

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

(4) Form of Subscription Agreement previously filed as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated January 14, 1985 (Registration No. 2-93840) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

(10) Material Contracts:

(a) Agreement of Sale and attachment thereto relating to the sale of Perimeter 400 Center, Fulton County, Georgia, as previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated December 2, 1996 is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of the Park Central Office Building, DeKalb County, Georgia, as previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated December 18, 1996 is incorporated herein by reference.

(b)(ii) Letter Agreement relating to the sale of the Park Central Office building, De Kalb County, Georgia, is attached hereto.

(c) Agreement of Sale and attachment thereto relating to the sale of Hammond Aire Plaza Shopping Center, Baton Rouge, Louisiana, is attached hereto.

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None.

(99)(a)(i) Second Amendment to Agreement of Sale relating to the sale of Flamingo Pines Plaza, Pembroke Pines, Florida, is attached hereto.

(99)(a)(ii) Third Amendment to Agreement of Sale relating to the sale of Flamingo Pines Plaza, Pembroke Pines, Florida, is attached hereto.

(99)(a)(iii) Fourth Amendment to Agreement of Sale relating to the sale of Flamingo Pines Plaza, Pembroke Pines, Florida, is attached hereto.

(99)(b) Form of Notice of Proposed Class Action Settlement and Hearing relating to Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al. previously filed as Exhibit (99)(b) to the Registrant's Report on From 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(b) Reports on form 8-K:

(i) A Current Report on Form 8-K dated December 2, 1996 was filed reporting the contract to sell the Perimeter 400 Center Office Building in Fulton County, Georgia, and the closing of the sales of Jonathan's Landing Apartments in Kent, Washington and the Sun Lake Apartments in Lake Mary, Florida, is incorporated herein by reference.

(ii) A Current Report on Form 8-K dated December 18, 1996 was filed reporting the contract to sell the Park Central Office Building in DeKalb County, Georgia and the closing of the sales of Perimeter 400 Center Office Building in Fulton County, Georgia and the Symphony Woods Office Building in Columbia, Maryland, is incorporated herein by reference.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-VI


                         By: /s/Jayne A. Kosik
                             -----------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief Accounting
                             and Financial Officer (Principal Accounting
                             Officer) of Balcor Mortgage
                             Advisors-VI, the General Partner

Date: March 28, 1997
      ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------    -------------------------------     ------------
                         Executive and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/Thomas E. Meador      Advisors-VI, the General Partner   March 28, 1997
---------------------                                       --------------
  Thomas E. Meador

                         Managing Director and Chief Accounting
                         and Financial Officer (Principal
                         Accounting Officer) of Balcor Mortgage
 /s/Jayne A. Kosik       Advisors-VI, the General Partner   March 28, 1997
--------------------                                        --------------
  Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein. Audited Financial Statements for the significant subsidiary investments in joint ventures are omitted since the properties were sold and the Partnership is in its liquidation phase.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Pension Investors-VI:

We have audited the accompanying balance sheets of Balcor Pension Investors-VI (An Illinois Limited Partnership) as of December 31, 1996 and 1995, and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-VI (An Illinois Limited Partnership) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership is presently marketing for sale its remaining real estate assets. Upon disposition of its remaining real estate assets and resolution of the litigation described in Note 14 to the financial statements, the Partnership intends to cease operations and dissolve.


                                        /s/Coopers & Lybrand L.L.P.

                                        COOPERS & LYBRAND L.L.P.




Chicago, Illinois
March 26, 1997

                        REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Pension Investors-VI:

We have audited the accompanying statements of partners' capital, income and expenses and cash flows of Balcor Pension Investors-VI (An Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Balcor Pension Investors-VI for the year ended December 31, 1994, in conformity with generally accepted accounting principles.




                                        /s/Ernst & Young LLP

                                        ERNST & YOUNG LLP





Chicago, Illinois
March 11, 1995

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                1996              1995
                                           ---------------   ----------------
Cash and cash equivalents                  $   57,942,543    $    16,076,834
Escrow deposits                                                      557,405
Accounts and accrued interest receivable        2,638,571          2,522,489
Prepaid expenses                                   89,022            283,525
Deferred expenses, net of accumulated
  amortization of $380,456 in 1996 and
  $1,014,165 in 1995                              634,027          1,935,041
                                           ---------------   ----------------
                                               61,304,163         21,375,294
                                           ---------------   ----------------
Investment in loan receivable:
  Investment in acquisition loan                                   4,434,410
Less:
  Allowance for potential loan loss                                  274,594
                                                             ----------------
Net investment in loan receivable                                  4,159,816
Real estate held for sale (net of
  allowance of $4,814,809 in 1996 and
  $7,300,000 in 1995)                          54,282,276        130,149,878
Investment in joint ventures with
   affiliates                                     206,499         21,214,156
                                           ---------------   ----------------
                                               54,488,775        155,523,850
                                           ---------------   ----------------
                                           $  115,792,938    $   176,899,144
                                           ===============   ================

                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      926,057    $       763,742
Due to affiliates                                 174,426             51,700
Accrued liabilities, principally
  real estate taxes                               715,520            808,262
Security deposits                                 256,363            665,005
Mortgage note payable                                             15,657,066
                                           ---------------   ----------------
    Total liabilities                           2,072,366         17,945,775
                                           ---------------   ----------------
Commitments and contingencies
Affiliates' participation in joint
   ventures                                     3,904,307         19,861,816
Limited Partners' capital (1,382,562
  Interests issued and
  outstanding)                                109,967,857        146,274,796
General Partner's deficit                        (151,592)        (7,183,243)
                                           ---------------   ----------------
    Total partners' capital                   109,816,265        139,091,553
                                           ---------------   ----------------
                                           $  115,792,938    $   176,899,144
                                           ===============   ================

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995 and 1994

                                      Partners' Capital  (Deficit) Accounts
                                   --------------- ------------- -------------
                                                       General       Limited
                                          Total        Partner       Partners
                                   --------------- ------------- -------------
Balance at December 31, 1993        $  197,578,783  $ (6,588,256) $204,167,039
Cash distributions to:
  Limited Partners (A)                 (54,196,430)                (54,196,430)
  General Partner                       (1,536,180)   (1,536,180)

Net income for the year
  ended December 31, 1994               11,040,627     1,104,063     9,936,564
                                   --------------- ------------- -------------
Balance at December 31, 1994           152,886,800    (7,020,373)  159,907,173
Cash distributions to:
  Limited Partners (A)                 (24,056,579)                (24,056,579)
  General Partner                       (1,321,115)   (1,321,115)
Net income for the year
  ended December 31, 1995               11,582,447     1,158,245    10,424,202
                                   --------------- ------------- -------------
Balance at December 31, 1995           139,091,553    (7,183,243)  146,274,796

Cash distributions to:
  Limited Partners (A)                 (53,975,220)                (53,975,220)
  General Partner                       (1,742,028)   (1,742,028)
  Deemed distribution (B)                 (151,261)                   (151,261)
Net income for the year
  ended December 31, 1996               26,593,221     8,773,679    17,819,542
                                   --------------- ------------- -------------
Balance at December 31, 1996        $  109,816,265  $   (151,592) $109,967,857
                                   =============== ============= =============

(A) Summary of cash distributions paid per Limited Partnership Interest:

                                        1996          1995          1994
                                  ---------------  ------------ -------------

             First Quarter         $         2.00  $       2.00  $      12.20
             Second Quarter                  2.86          4.50         12.00
             Third Quarter                   7.68          6.52         13.00
             Fourth Quarter                 26.50          4.38          2.00

(B) This amount represents a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of the Perimeter 400 Center Office Building.

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994

                                         1996           1995          1994
                                   --------------- ------------- -------------
Income:
  Interest on loans
    receivable and from
    investment in
    acquisition loan                $      313,255  $    816,044  $  2,362,044
  Income from operations
    of real estate held
    for sale                             9,923,126    11,142,276     9,639,905
  Interest on short-term
    investments                          1,194,304     1,587,705     1,694,880
  Participation income                                               3,000,000
  Recovery of losses on
    loans, real estate
    and accrued interest
    receivable                           3,351,785     2,465,000
                                   --------------- ------------- -------------
      Total income                      14,782,470    16,011,025    16,696,829
                                   --------------- ------------- -------------
Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable                  2,605,562     1,800,000     3,900,000
  Amortization of deferred
    expenses                               851,951       300,935       281,613
  Administrative                         1,556,744     1,229,199     1,514,676
                                   --------------- ------------- -------------
      Total expenses                     5,014,257     3,330,134     5,696,289
                                   --------------- ------------- -------------
Income before joint venture
  participations, equity in loss
  from investment in acquisition
  loan, gains on dispositions
  of real estate and extraordinary
  items                                  9,768,213    12,680,891    11,000,540
Participation in income (loss)
  of joint ventures - affiliates
  before extraordinary items             5,573,531       (18,481)      568,147
Equity in loss from
  investment in
  acquisition loan                         (56,481)      (32,714)      (40,410)
Affiliates' participation
  in income of joint ventures           (7,608,339)   (1,047,249)   (1,306,029)
Gains on dispositions of
  real estate                           19,443,993                     818,379
                                   --------------- ------------- -------------
Income before extraordinary items       27,120,917    11,582,447    11,040,627

                                   --------------- ------------- -------------
Extraordinary items:
   Debt extinguishment expenses           (746,767)
   Affiliate's participation in debt
     extinguishment                        284,145
   Participation in debt
     extinguishment expense of
       joint venture - affiliate           (65,074)
                                   ---------------
      Total extraordinary items           (527,696)
                                   --------------- ------------- -------------
Net income                          $   26,593,221  $ 11,582,447  $ 11,040,627
                                   =============== ============= =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995, and 1994
                                  (Continued)

                                     1996           1995          1994
                                -------------- ------------- -------------
Income before extraordinary
   items allocated to
   General Partner              $   8,826,449  $  1,158,245  $  1,104,063
                                ============== ============= =============
Income before extraordinary
   items allocated to
   Limited partner              $  18,294,468  $ 10,424,202  $  9,936,564
                                ============== ============= =============
Income before extraordinary items
  per Partnership Interest
  (1,382,562 issued and
  outstanding)                  $       13.23          None          None
                                ============== ============= =============
Extraordinary items allocated
   to General Partner           $     (52,770)         None          None
                                ============== ============= =============
Extraordinary items allocated
   to Limited Partners          $    (474,926)         None          None
                                ============== ============= =============
Extraordinary items per
   Limited Partnership Interest
  (1,382,562 issued and         $       (0.34)         None          None
  outstanding)                  ============== ============= =============

Net income allocated to
   General Partner              $   8,773,679  $  1,158,245  $  1,104,063
                                ============== ============= =============
Net income allocated to
   Limited Partners             $  17,819,542  $ 10,424,202  $  9,936,564
                                ============== ============= =============
Net income per Limited
   Partnership Interest
  (1,382,562 issued and
  outstanding)                  $       12.89  $       7.54  $       7.18
                                ==============  ============ =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994

                                     1996           1995          1994
                                -------------- ------------- -------------
Operating activities:
  Net income                    $  26,593,221  $ 11,582,447  $ 11,040,627
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Recovery of losses on
       loans, real estate
       and accrued interest
       receivable                  (3,351,785)   (2,465,000)
      Provision for
       potential losses on
       loans, real estate
       and accrued interest
       receivable                   2,605,562     1,800,000     3,900,000
      Payment of deferred
       expenses                      (297,704)     (264,559)     (284,080)
      Amortization of
       deferred expenses              851,951       300,935       281,613
      Participation in (income)
       loss of joint ventures-
       affiliates                  (5,573,531)       18,481      (568,147)
      Equity in loss from
       investment in acquisition
       loan                            56,481        32,714        40,410
      Affiliates' participation
       in income of joint
       ventures                     7,608,339     1,047,249     1,306,029
      Gains on dispositions of
        real estate               (19,443,993)                   (818,379)
      Debt extinguishment expense     746,767
      Affiliate's participation
       in debt extinguishment
       expense                       (284,145)
      Participation in debt
       extinguishment expense of
       joint venture - affiliate       65,074
      Net change in:
       Escrow deposits                356,330      (341,703)         (281)
       Escrow deposits -
         restricted                                               238,983
       Accounts and accrued
         interest receivable         (116,082)       17,251      (455,195)
       Prepaid expenses               194,503      (176,701)       24,528
       Accounts payable               162,315       258,094        77,072
       Due to affiliates              122,726      (122,478)       19,763
       Accrued liabilities            (92,742)      (97,008)     (185,427)
       Security deposits             (408,642)       19,401       (21,219)
                                -------------- ------------- -------------

  Net cash provided by
    operating activities            9,794,645    11,609,123    14,596,297
                                -------------- ------------- -------------
Investing activities:
  Proceeds from sale of
    investment in acquisition
    loan                            3,803,640
  Cost incurred in connection
    with sale of investment in
   acquisition loan                   (53,058)
  Distributions from joint
    ventures - affiliates          26,576,814       859,648       871,330
  Contribution to joint
    ventures - affiliates             (60,700)     (138,899)
  Collection of principal
    payments on loans
    receivable                                                 21,637,000
  Improvements to
    properties                     (1,478,867)     (521,832)     (867,198)
  Proceeds from dispositions
    of real estate                 85,116,168                   8,325,000
  Cost incurred with
   dispositions of real estate     (2,735,562)
                                -------------- ------------- -------------
  Net cash provided by
    investing activities          111,168,435       198,917    29,966,132
                                -------------- ------------- -------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

                                     1996           1995          1994
                                -------------- ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                    $ (53,975,220) $(24,056,579) $(54,196,430)
  Distributions to General
    Partner                        (1,742,028)   (1,321,115)   (1,536,180)
  Deemed distribution to
    Limited Partners                 (151,261)
  Distributions to joint venture
    partners - affiliates         (23,769,020)   (1,042,505)   (1,188,567)
  Capital contributions by joint
    venture partners-affiliates       487,317                     103,285
  Refunding of underlying revenue
    bonds                                        15,700,000
  Issuance of underlying revenue
    bonds                                       (15,700,000)
  Release of restricted
    investment                                      700,000
  Repayment of mortgage notes
    payable                                                    (5,434,419)
  Principal payments on
    mortgage notes payable           (148,234)      (42,934)     (123,249)
  Funding of repair escrows                        (201,075)
  Release of repair escrows           201,075
  Payment of refinancing fees                      (774,744)
                                -------------- ------------- -------------
  Net cash used in
    financing activities          (79,097,371)  (26,738,952)  (62,375,560)
                                -------------- ------------- -------------
Net change in cash and cash
  equivalents                      41,865,709   (14,930,912)  (17,813,131)
Cash and cash equivalents
  at beginning of year             16,076,834    31,007,746    48,820,877
                                -------------- ------------- -------------
Cash and cash equivalents
  at end of year                $  57,942,543  $ 16,076,834  $ 31,007,746
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Pension Investors-VI (the "Partnership") is engaged principally in the operation of commercial real estate located in various markets within the United States.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Hawthorne Heights, Shoal Run, Sun Lake and Woodscape apartment complexes, and the Perimeter 400 Center and Symphony Woods office buildings. In addition, the Partnership sold its minority joint venture interests in the 45 West 45th Street Office Building, and Jonathan's Landing and Sand Pebble Village - Phases I and II apartment complexes. During February 1997, the Partnership sold the Park Central Office Building and Flamingo Pines Shopping Center. Currently, the Partnership has entered into a contract for the sale of the Hammond Aire Plaza Shopping Center. The Partnership is actively marketing the Brookhollow/Stemmons Center and 420 North Wabash office buildings for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit as discussed in Note 14 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

(b) Income on loans was recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest was discontinued when a loan became ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment had occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which were otherwise not performing in accordance with their terms was recorded on a cash basis.

Various loan agreements provided for participation by the Partnership in increases in value of the collateral property when the loan was repaid or refinanced. In addition, certain loan agreements allowed the Partnership to receive a percentage of rental income exceeding a base amount. Participation income was reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate held for sale is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(c) Loan losses on mortgage notes receivable were charged to income and an allowance account was established when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance was transferred to real estate held for sale after the fair value of the property, less costs of disposal, was assessed. Upon the transfer to real estate held for sale, a new basis in the property was established.

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". Under SFAS 121, the General Partner periodically assesses, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value is recorded by an adjustment to the property allowance account and is recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value is determined. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Investment in acquisition loan represented a first mortgage loan which, because the loan agreement included certain specified terms, was accounted for as an investment in a real estate venture. The investment was therefore reflected in the accompanying financial statements using the equity method of accounting. Under this method, the Partnership recorded its investment at cost (representing total loan fundings) and subsequently adjusted its investment for its share of property income or loss.

Amounts representing contractually required debt service were recorded in the accompanying Statements of Income and Expenses as interest income and participation income. Equity from investment in acquisition loan represented the Partnership's share of the collateral property's operations, including depreciation and interest expense. The Partnership's share of operations had no effect on cash flow of the Partnership.

(e) Investment in joint ventures - affiliates represented the Partnership's 44.63%, 41.3%, and 46.5% interest, under the equity method of accounting, in joint ventures with affiliates. Under the equity method of accounting, the Partnership recorded its initial investment at cost and adjusted its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(f) Deferred expenses consist of refinancing fees which are amortized over the term of the respective agreement, and leasing commissions which are amortized over the life of each respective lease. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

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

(i) Cash and cash equivalents include all unrestricted highly liquid investments with an original maturity of three months or less when purchased. Cash is held or invested in one financial institution.

(j) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership's income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(k) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income in 1996 for financial statement purposes.

(l) Several reclassifications have been made to the previously reported 1994 financial statements to conform with the classifications used in 1996 and 1995. These reclassifications have not changed the 1994 results.

4. Partnership Agreement:

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

Amounts placed in the Fund were used to repurchase Interests from existing Limited Partners, at the sole discretion of the General Partner and subject to certain limitations. During 1996, the Fund repurchased 16,967 Interests at a cost of $1,684,405. All repurchases of Interests have been made at 90% of the current value of such Limited Partnership Interests at the previous quarter end. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests were paid to the Fund and were available to repurchase additional Interests.

5. Mortgage Notes Payable:

In October 1995, the underlying revenue bonds which financed the Sun Lake Apartments $15,700,000 mortgage note payable, were refunded. The proceeds from the new bonds were used to repay the prior bonds. The interest rate increased from 4.5% to 5.375%. The prior bonds were collateralized by a letter of credit for a fee of 1.7% annually of the letter of credit balance. The new bonds required payment of guarantee and servicing fees totaling .975% annually of the letter of credit balance. The monthly principal and interest payment due on the new bonds was $99,080. The mortgage note payable had a balance of $15,657,066 at December 31, 1995.

Real estate held for sale with an aggregate carrying value of $21,885,000 at December 31, 1995 was pledged as collateral for repayment of this mortgage note. In November 1996 this property was sold. See Note 12 of Notes to Financial Statements for additional information.

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

During the years ended December 31, 1996, 1995 and 1994, the Partnership incurred interest expense on the mortgage notes payable of $941,895, $959,064 and $1,688,971, respectively, and paid interest expense of $941,895, $1,020,529 and $1,627,506, respectively.

6. Investment in Acquisition Loan:

In January 1989, the joint venture consisting of the Partnership and two affiliates entered into a participation agreement to fund a $23,300,000 first mortgage loan on the Noland Fashion Square. The Partnership participated ratably in 21.46% of the loan amount, related interest income and participation income. In August 1996, the Partnership sold its interest in the loan for a sales price of $3,803,640. From the proceeds of the sale, the Partnership paid $53,058 as its share of the selling costs. The carrying value of the loan was $4,377,929. The Partnership did not recognize a gain or loss in connection with the sale of this loan. During 1996, the Partnership recognized a provision for loan losses of $352,753 and wrote off $627,347 against the previously established loss allowance related to this loan.

The Jonathan's Landing loan receivable was on non-accrual status in 1994 and prior to the acquisition through foreclosure of the property in 1995. Loans, and loans whose payment terms have been restructured, were thereafter referred to as impaired loans. Net interest income relating to impaired loans was $524,637 in 1995 and $1,049,275 in 1994. Net interest income included in the accompanying Statements of Income and Expenses amounted to $425,421 in 1995 and $887,409 in 1994.

7. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1996 is described in the table below:

                                   1996           1995          1994
                                -----------   -----------   -----------
    Loans:
     Balance at beginning of
      year                         $274,594   $1,308,594   $ 1,308,594
     Provision charged to
      income                        352,753        None           None
     Direct write-off of
      loans against allowance      (627,347)  (1,034,000)         None
                                -----------   -----------   -----------
     Balance at the end of
      the year                         None    $ 274,594   $ 1,308,594
                                ===========   ===========   ===========
    Real Estate Held for Sale:
     Balance at beginning of
      year                       $7,300,000   $7,965,000    $4,065,000
     Provision charged to
      income                      2,252,809    1,800,000     3,900,000
     Recovery of provision
      previously charged
      to income                 (3,351,785)  (2,465,000)          None
    Direct write-off of real
      estate held for sale
      against allowance         (1,386,215)        None           None

                                -----------   ----------   ------------
     Balance at the end of
      the year                   $4,814,809   $7,300,000    $7,965,000
                                ===========   ===========   ===========

8.  Management Agreements:

As of December 31, 1996, all of the remaining properties owned by the Partnership are managed by a third-party management company. These management agreements provide for annual fees of 3% to 6% of gross operating receipts.

9. Affiliates' Participation in Joint Ventures:

(a) The Brookhollow/Stemmons Center Office Complex is owned by the Partnership and an affiliate. Profits and losses are allocated 72.5% to the Partnership and 27.5% to the affiliate.

(b) The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. Profits and losses were allocated 50% to the Partnership and 50% among the affiliates. The joint venture sold this property during 1996. See Note 12 of Notes to Financial Statements for additional information.

(c) The Sun Lake Apartments was owned by a joint venture consisting of the Partnership and an affiliate. Profits and losses were allocated 61.95% to the Partnership and 38.05% to the affiliate. The joint venture sold this property during 1996. See Note 12 of Notes to Financial Statements for additional information.

All assets, liabilities, income and expenses of the joint ventures are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for each affiliate's participation.

Net distributions of $23,281,703, $1,042,505 and $1,085,282 were made to joint venture partners during 1996, 1995 and 1994, respectively. In addition, the joint venture partners were allocated their pro-rata share of the recovery of losses in the amount of $977,945 during 1996 and $580,001 during 1995. Provisions for potential losses in the amount of $684,900 were recognized during 1995.

10. Investment in Joint Ventures with Affiliates:

(a) Title to the Sand Pebble Village - Phase I Apartments was acquired through foreclosure sale by a joint venture consisting of the Partnership and an affiliate in July 1992. The joint venture purchased the adjacent property, the Sand Pebble Village - Phase II Apartments in October 1993. Profits and losses, all capital contributions and distributions for both properties were allocated in accordance with each participant's original funding percentage in the Phase I loan. The Partnership's ownership percentage was 44.63%.

In August 1996, the joint venture sold Sand Pebble Village Apartments - Phase I in an all cash sale for $19,411,765. From the proceeds of the sale, the joint venture paid $431,822 in selling costs. The basis of the property was $21,436,000. The joint venture recognized no gain or loss on the sale of this property. The joint venture recognized a recovery of loss on real estate of $2,080,943 from the sale of this property, of which $928,725 represents the Partnership's share.

In August 1996, the joint venture also sold Sand Pebble Village Apartments - Phase II in an all cash sale for $12,088,235. From the proceeds of the sale, the joint venture paid $4,859,155 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid a prepayment penalty of $145,775 and selling costs of $272,701. The basis of the property was $9,357,449. The joint venture recognized a gain of $2,458,085 from the sale of this property, of which $1,097,043 represents the Partnership's share.

During 1994, the Partnership recognized a loss of $512,000 as its share of a provision relating to the change in the estimate of the fair value of these properties.

The Partnership's share of the recovery of the loss allowance in 1996 and provision for losses in 1994 are included in the Partnership's participation in income (loss) of joint venture with affiliates. In addition, during 1996, 1995 and 1994, the Partnership received net distributions from these joint ventures totaling $12,229,052, $855,945, and $871,330, respectively.

(b) In 1995, a joint venture consisting of the Partnership and three affiliates acquired title to the 45 West 45th Street Office Building. Profits and losses, all capital contributions and distributions were allocated in accordance with each participant's original funding percentage in the loan. The Partnership's ownership percentage was 41.3%.

In November 1996, the joint venture sold the 45 West 45th Street Office Building in an all cash sale for $10,300,000. From the proceeds of the sale the joint venture paid $579,075 in selling costs. The basis of the property was $6,786,740. The joint venture recognized a gain of $2,934,185 and a recovery of a previously established loss allowance of $2,475,000 from the sale of this property, of which the Partnership's share is $1,211,818 and $1,021,000, respectively.

During 1995, the Partnership recognized a loss of $1,021,000 as its share of a provision for losses relating to the change in the estimate of the fair value of the property. This amount is included in the Partnership's participation in income (loss) of joint venture with affiliates. During 1996 the Partnership received net distributions from the joint venture of $4,121,167. During 1995, the Partnership made a net contribution of $211,957 to this joint venture.

(c) In 1995, a joint venture consisting of the Partnership and an affiliate acquired title to the Jonathan's Landing Apartments. Profits and losses, all capital contributions and distributions were allocated in accordance with each participant's original funding percentage in the loan. The Partnership's ownership percentage was 46.5%.

In November 1996, the joint venture sold the Jonathan's Landing Apartments in an all cash sale for $21,300,000. From the proceeds of the sale, the joint venture paid $796,475 in selling costs. The basis of the property was $18,354,120. The joint venture recognized a gain of $2,149,405 from the sale of this property, of which $999,473 is the Partnership's share.

During 1996 and 1995, the Partnership received net distributions from the joint venture of $10,165,895 and $76,761, respectively.

The following combined information has been summarized from the December 31, 1996 and 1995 financial statements of the above joint ventures:

                                         1996                 1995
                                     -----------           ----------
Net investment in real estate
 as of December 31                          None          $51,397,309
Total liabilities as
 of December 31                         $108,700            5,324,506
Total income                          17,522,704            8,268,086
Income before loss provisions,
  gains on sales and
  extraordinary items                  2,380,073            1,251,627
Provision for potential losses              None           (2,473,000)
Recovery of loss                       4,553,943                 None
Gain on sales                          9,622,619                 None
Extraordinary items:
    Debt extinguishment expense          145,775                 None
Net income (loss)                     16,410,860           (1,221,373)

11. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                         ----------------  ---------------  ----------------
                           Paid  Payable    Paid   Payable   Paid    Payable
                          ------  -------  ------  -------  ------   -------

Mortgage servicing fees   $8,338    None   $30,603    $957 $71,937  $4,944
Property management fees    None    None      None    None 973,445    None
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             38,973 $26,534   93,992   8,319  122,102  46,741
    Data processing        11,596   3,890   74,804   5,848  147,462  33,817
    Investor communica-
      tions                 None     None   10,982    None   41,294  10,280
    Legal                  18,825  12,816   35,956   4,294   37,638  14,843
    Portfolio management  192,692 131,186  195,656  32,272  121,413  39,432
    Other                    None    None   27,456      10   26,545  24,121

Allegiance Realty Group, Inc. an affiliate of the General Partner, managed ten of the Partnership's eleven properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $41,553, $169,385 and $219,226 in 1996, 1995 and 1994, respectively.

12. Property Dispositions:

(a) In December 1996, the Partnership sold Symphony Woods Office Building in an all cash sale for $7,275,000. From the proceeds of the sale, the Partnership paid $251,836 in selling costs. The basis of the property was $5,153,837. For financial statement purposes, the Partnership recognized a gain of $1,869,327 from the sale of this property.

(b) The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. The Partnership and the affiliates held participating percentages in the joint venture of 50%, 22%, 15%, and 13%, respectively. In December 1996, the joint venture sold the property in an all cash sale for $40,700,000. From the proceeds of the sale, the joint venture paid $882,765 in selling costs. In addition, the Partnership paid a state withholding tax of $151,261 relating to the gain on the sale of this property. The basis of the property was $27,396,252. For financial statement purposes, the Partnership recognized a gain of $12,420,983 from the sale of this property, of which $6,210,492 is the minority joint venture partners' share.

(c) Sun Lake Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held percentages in the joint venture of 61.95% and 38.05%, respectively. In November 1996, the joint venture sold the property in an all cash sale for $24,000,000. The purchaser took title to the property subject to the existing first mortgage loan of $15,508,832. From the proceeds of the sale, the joint venture paid $701,215 in selling costs. The basis of the property was $24,685,000. For financial statement purposes, the joint venture recognized no gain or loss from the sale of this property. The joint venture recognized a recovery of loss on real estate of $1,413,785 from the sale of this property, of which $537,945 is the minority joint venture partner's share, and wrote off $1,386,215 against the previously established loss allowance related to this property.

(d) In September 1996, the Partnership sold Shoal Run Apartments in an all cash sale for $10,800,000. From the proceeds of the sale, the Partnership paid $290,800 in selling costs. The basis of the property was $9,450,000. For financial statement purposes, the Partnership recognized a gain of $1,059,000 from the sale of this property.

(e) In August 1996, the Partnership sold the Woodscape Apartments in an all cash sale for $9,550,000. From the proceeds of the sale, the Partnership paid $299,421 in selling costs. The basis of the property was $6,629,000. For financial statement purposes, the Partnership recognized a gain of $2,621,579 from the sale of this property.

(f) In June 1996, the Partnership sold the Hawthorne Heights Apartments in an all cash sale for $8,300,000. From the proceeds of the sale, the Partnership paid $309,525 in selling costs. The basis of the property was $6,517,570. For financial statement purposes, the Partnership recognized a gain of $1,472,905 from the sale of this property.

(g) In August 1994, the Partnership disposed of its investment in the Northgate and Gatewood apartment complexes which had a basis of $7,506,621. In connection with the disposition, the Partnership received proceeds of $8,325,000 and the underlying loans related to the properties of $2,047,463 were repaid. For financial statement purposes, the Partnership recognized a gain of $818,379 from the disposition of this investment.

13.  Extraordinary Items:

(a) In connection with the November 1996 of the Sun Lake Apartments, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $746,767, of which $284,145 is the minority joint venture partner's share. This amount was recognized as an extraordinary item and classified as debt extinguishment expense.

(b) In connection with August 1996 sale of the Sand Pebble Village - Phase II Apartments, the joint venture paid a prepayment penalty in the amount of $145,775, of which $65,074 was the Partnership's share. This amount was recognized as an extraordinary item and classified as debt extinguishment expense.

14. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

15. Settlement of Litigation:

A settlement has received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The settlement had no material impact on the Partnership.

16. Fair Values of Financial Instruments:

As of December 31, 1996 and 1995, the carrying value of cash and cash equivalents, accounts and accrued interest receivable, and accounts payable approximates fair value.

As of December 31, 1995 , the fair value of the Partnership's loan receivable approximated the carrying value of $4,159,816. In addition, the fair of the Partnership's mortgage note payable was $13,675,375, and the carrying value was $15,657,066.

17. Subsequent Events:

(a) In January 1997, the Partnership paid $38,711,736 ($28.00 per Interest) to Limited Partners representing the regular quarterly distribution of available Cash Flow of $2.00 per Interest for the fourth quarter of 1996 and a special distribution of Mortgage Reductions of $26.00 per Interest from proceeds received in connection with the sale of the 45 West 45th Street, Symphony Woods and Perimeter 400 Center office buildings and the Sun Lake and Jonathan's Landing apartment complexes all of which occurred during the fourth quarter of 1996.

(b) In February 1997, the General Partner made a settlement payment of $207,384($.15 per $250 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al. v. Balcor Pension Investors, et. al. class action lawsuit.

(c) In February 1997, the Partnership sold the Park Central Office Building in an all cash sale for $21,471,000. From the proceeds of the sale, the Partnership paid $470,891 in selling costs. Pursuant to the terms of the sale, the Partnership is required to retain $1,100,000 of the sales proceeds until November 1997. The basis of the property was $14,875,198. For financial statement purposes, the Partnership will recognize a gain of approximately $6,125,000 in connection with the sale of this property during the first quarter of 1997.

(d) In February 1997, the Partnership sold the Flamingo Pines Shopping Center in an all cash sale for $10,200,000. From the proceeds of the sale, the Partnership paid $346,400 in selling costs. The basis of the property was $10,242,409. For financial statement purposes, the Partnership will recognize no gain or loss in connection with the sale of this property. During 1996, the Partnership recognized a provision of $388,809 related to this property to provide for changes in the property's fair value based on the terms of the sale.