Form 10-Q
period 1997-03-31
BALCOR PENSION INVESTORS VI
filed 1997-05-12
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                 BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                1997             1996
                                         ---------------- ----------------
Cash and cash equivalents                $    50,406,941  $    57,942,543
Accounts and accrued interest receivable       2,113,110        2,638,571
Prepaid expenses                                   8,371           89,022
Deferred expenses, net of accumulated
  amortization of $291,053 in 1997 and
  $380,456 in 1996                               508,589          634,027
                                         ---------------- ----------------
                                              53,037,011       61,304,163
                                         ---------------- ----------------
Real estate held for sale (net of
  allowance of $4,682,000 in 1997
  and $4,814,809 in 1996)                     29,298,127       54,282,276
Investment in joint venture with
  affiliate                                      206,499          206,499
                                         ---------------- ----------------
                                              29,504,626       54,488,775
                                         ---------------- ----------------
                                         $    82,541,637  $   115,792,938
                                         ================ ================

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $       813,720  $       926,057
Due to affiliates                                167,225          174,426
Accrued liabilities, principally
  real estate taxes                              381,780          715,520
Security deposits                                 84,208          256,363
                                         ---------------- ----------------
    Total liabilities                          1,446,933        2,072,366
                                         ---------------- ----------------

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                                 1997             1996
                                         ---------------- ----------------

Commitments and contingencies

Affiliates' participation in joint
  ventures                                     3,919,208        3,904,307

Limited Partners' capital (1,382,562
  Interests issued and outstanding)           77,403,897      109,967,857
General Partner's deficit                       (228,401)        (151,592)
                                         ---------------- ----------------
    Total partners' capital                   77,175,496      109,816,265
                                         ---------------- ----------------
                                         $    82,541,637  $   115,792,938
                                         ================ ================


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                 1997             1996
                                         ---------------- ----------------
Income:
  Interest from investment in
    acquisition loan                                      $       116,938
  Income from operations of real estate
    held for sale                        $     1,128,853        3,038,288
  Interest on short-term investments             516,012          209,658
                                         ---------------- ----------------
      Total income                             1,644,865        3,364,884
                                         ---------------- ----------------

Expenses:
  Provision for potential losses on
    real estate                                  256,000
  Amortization of deferred expenses              345,285           71,597
  Administrative                                 365,519          208,371
                                         ---------------- ----------------
      Total expenses                             966,804          279,968
                                         ---------------- ----------------
Income before joint venture
  participations, equity in loss from
  investment in acquistion loan and
  gain on disposition of real estate             678,061        3,084,916
Participation in income of joint
  ventures - affiliates                                           510,460
Equity in loss from investment in
  acquisition loan                                                (14,598)
Affiliates' participation in income of
  joint ventures                                 (59,657)        (399,523)
Gain on dispostion of real estate              5,697,347
                                         ---------------- ----------------
Net income                               $     6,315,751  $     3,181,255
                                         ================ ================
Net income allocated to General Partner            None   $       318,125
                                         ================ ================
Net income allocated to Limited Partners $     6,315,751  $     2,863,130
                                         ================ ================

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)


                                                 1997           1996
                                         ---------------- ----------------

Net income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding)                           $          4.57  $          2.07
                                         ================ ================
Distribution to General Partner          $       307,236  $       307,236
                                         ================ ================
Deemed distribution to Limited Partners  $        43,900             None
                                         ================ ================
Settlement distribution to Limited
  Partners                               $       124,075             None
                                         ================ ================
Distribution to Limited Partners         $    38,711,736  $     2,765,124
                                         ================ ================
Distribution per Limited Partnership
  Interest                               $         28.00  $          2.00
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                               1997             1996
                                         ---------------- ----------------
Operating activities:
  Net income                             $     6,315,751  $     3,181,255
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Provision for potential losses on
        real estate                              256,000
      Payment of deferred expenses              (219,847)
      Amortization of deferred expenses          345,285           71,597
      Participation in income of joint
        ventures - affiliates                                    (510,460)
      Equity in loss from investment in
        acquisition loan                                           14,598
      Affiliates' participation in income
        of joint ventures                         59,657          399,523
      Gain on disposition of real estate      (5,697,347)
      Net change in:
        Escrow deposits                                          (151,828)
        Accounts and accrued interest
          receivable                             525,461           28,950
        Prepaid expenses                          80,651          179,277
        Accounts payable                        (112,337)         197,388
        Due to affiliates                         (7,201)          18,829
        Accrued liabilities                     (333,740)          19,940
        Security deposits                       (172,155)          75,496
                                         ---------------- ----------------
  Net cash provided by operating
   activities                                  1,040,178        3,524,565
                                         ---------------- ----------------
Investing activities:
  Distributions from joint ventures -
    affiliates                                                    328,646
  Improvements to properties                    (428,213)
  Proceeds from dispositions of
    real estate                               31,671,000
  Cost incurred with dispositions of
    real estate                                 (817,291)
                                         ---------------- ----------------
  Net cash provided by investing
   activities                                 30,425,496          328,646
                                         ---------------- ----------------

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                              1997             1996
                                         ---------------- ----------------

Financing activities:
  Distributions to Limited Partners          (38,835,811)      (2,765,124)
  Deemed distribution to Limited Partners        (43,900)
  Distribution to General Partner               (307,236)        (307,236)
  Contribution by General Partner                230,427
  Distribution to joint venture partner -
    affiliate                                    (44,756)
  Capital contributions by joint venture
    partners - affiliates                                         222,128
  Principal payments on mortgage
    note payable                                                  (43,635)
                                         ---------------- ----------------
  Net cash used in financing activities      (39,001,276)      (2,893,867)
                                         ---------------- ----------------

Net change in cash and cash equivalents       (7,535,602)         959,344
Cash and cash equivalents at beginning
  of period                                   57,942,543       16,076,834
                                         ---------------- ----------------
Cash and cash equivalents at end of
  period                                 $    50,406,941  $    17,036,178
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was not allocated any income during the first quarter of 1997 for financial statement purposes.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties and its minority joint venture interests in four additional properties. During February 1997, the Partnership sold the Park Central Office Building and Flamingo Pines Shopping Center and in April 1997 sold the Brookhollow/Stemmons Center Office Building. The Partnership has two remaining properties. Currently, the Partnership has entered into the contract for the sale of the Hammond Aire Plaza Shopping Center. In addition, Partnership is actively marketing for sale the 420 North Wabash Office Building. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit as discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1997 are:

                                       Paid       Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost    $44,788      $167,225

The General Partner made a contribution to the Partnership of $230,427 in connection with the settlement of certain litigation, as further discussed in
Note 5 of Notes to Financial Statements.

4. Property Dispositions:

(a) In February 1997, the Partnership sold the Park Central Office Building in an all cash sale for $21,471,000. From the proceeds of the sale, the Partnership paid $470,891 in selling costs. In addition, the Partnership paid a state withholding tax of $43,900 on behalf of the Limited Partners relating to the gain on the sale of the property which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was $15,302,762. For financial statement purposes, the Partnership recognized a gain of $5,697,347 in connection with the sale of this property.

(b) In February 1997, the Partnership sold the Flamingo Pines Shopping Center in an all cash sale for $10,200,000. From the proceeds of the sale, the Partnership paid $346,400 in selling costs. The basis of the property was $10,242,409. For financial statement purposes, the Partnership recognized no gain or loss on the sale of this property. However, the Partnership had previously established an allowance for potential losses related to this property against which its remaining net investment of $388,809 was written off.

5. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $230,427 to the Partnership, from which the plaintiffs' counsel was paid $23,043 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of $207,384 ($0.15 per Interest) to members of the class pursuant to the settlement. Of the total settlement amount, $124,075 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $83,309 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. The settlement had no material impact on the Partnership.

6. Contingency:

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

7. Subsequent Events:

(a) In April 1997, the Partnership paid $43,343,319 ($31.35 per Interest) to Limited Partners representing the regular quarterly distribution of available Cash Flow of $2.35 per Interest for the first quarter of 1997 and a special distribution of Mortgage Reductions of $29.00 per Interest from proceeds received in connection with the sale of the Park Central Office Building and the Flamingo Pines Shopping Center in 1997, and from remaining available proceeds from the 1996 property sales.

(b) The Brookhollow/Stemmons Center Office Building was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 72.5% and 27.5%, respectively. In April 1997, the joint venture sold the property in an all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. The basis of the property was $11,074,128. For financial statement purposes, the Partnership will recognize a gain of approximately $1,310,000 from the sale of this property during the second quarter of 1997, of which approximately $360,000 is the minority joint venture partner's share.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VI (the "Partnership") is a limited partnership formed in 1984 to invest in first mortgage loans and, to a lesser extent, wrap-around loans and junior mortgage loans. The Partnership raised $345,640,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-one loans. As a result of repayments, foreclosures and write-offs of loans in prior years, the Partnership has no loans in its portfolio as of March 31, 1997. The Partnership sold the Brookhollow/Stemmons Center Office Building in April 1997. Currently, the Partnership has entered into a contract for the sale of the Hammond Aire Plaza Shopping Center and is actively marketing for sale the 420 North Wabash Office Building.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

During 1997, the Partnership recognized a gain in connection with the sale of the Park Central Office Building which was the primary reason for the increase in net income during the quarter ended March 31, 1997 as compared to the same period in 1996. This increase was partially offset by a decrease in income from operations of real estate held for sale due to the 1997 and 1996 sales of the Partnership's properties, which were generating income from operations prior to their sales. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

As a result of the sale of the Noland Fashion Square acquisition loan in August 1996, interest income and equity in loss from investment in acquisition loan ceased during 1996.

Income from operations of real estate held for sale represents the net operations of the properties acquired by the Partnership through foreclosure. As of March 31, 1997, the Partnership was operating three properties. Original funds advanced by the Partnership totaled approximately $53,600,000 for these three properties. The Partnership sold the Park Central Office Building and the Flamingo Pines Shopping Center in February 1997. In addition, six properties were sold in 1996. The 1997 and 1996 sales of the Partnership's properties, which were generating income from operations prior to their sales, resulted in a decrease in income from operations of real estate held for sale during 1997 as compared to 1996.

Higher average cash balances were available for investment due to the proceeds received by the Partnership from the 1997 and 1996 property sales prior to distribution to Partners. This resulted in an increase in interest income on short-term investments in 1997 as compared to 1996.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During the quarter ended March 31, 1997, the Partnership recognized a provision of $256,000 to provide for changes in the estimate of the fair value of the Hammond Aire Plaza Shopping Center. In addition, the Partnership wrote off a previously established allowance of $388,809 related to the Flamingo Pines Shopping Center. The Partnership did not recognize any provisions for potential losses during the quarter ended March 31, 1996.

In connection with the February 1997 sale of the Park Central Office Building, the Partnership wrote-off the remaining unamortized leasing commissions related to the property, which resulted in an increase in amortization expense during 1997 as compared to 1996.

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership. This payment was recorded as an administrative expense. In addition, the Partnership incurred legal fees related to this settlement. The Partnership also incurred increased legal, printing and postage costs in connection with its responses to tender offers during the first quarter of 1997. As a result, administrative expenses increased during 1997 as compared to 1996.

Participation in income of joint ventures with affiliates represented the Partnership's share of the operations of the Sand Pebble Village - Phases I and II and Jonathan's Landing apartment complexes and the 45 West 45th Street Office Building. Due to the 1996 sales of these properties, participation in income of joint ventures with affiliates ceased during 1996.

The Sun Lake Apartments and Perimeter 400 Center Office Building were both owned by joint ventures with affiliates. As a result of the sales of these properties during 1996, affiliate's participation in income of joint ventures related to these properties ceased during 1996. Affiliates' participation in income from joint venture during 1997 represents the operations of the Brookhollow/Stemmons Center Office Building, which remained relatively unchanged compared to 1996 operations.

During February 1997, the Partnership sold the Park Central Office Building. As a result, the Partnership recognized a gain of $5,697,347 in connection with this sale.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $7,536,000 as of March 31, 1997 when compared to December 31, 1996 primarily due to the January 1997 payment of a special distribution to Limited Partners of proceeds from the 1996 property sales, which was partially offset by net proceeds received in connection with the sales of two properties in February 1997. Operating activities generated cash of approximately $1,040,000, primarily as a result of cash flow from the operations of the Partnership's properties and interest income earned from short-term investments, net of the payment of administrative expenses. Cash received from investing activities consisted of net proceeds of approximately $30,854,000 from the sales of the Park Central Office Building and the Flamingo Pines Shopping Center and expenditures of approximately $428,000 for improvements to the Partnership's properties. Financing activities consisted of distributions of sales proceeds paid to Partners of approximately $39,187,000, a contribution by the General Partner of approximately $230,000, and a distribution paid to joint venture partners of approximately $45,000. In addition, in April 1997 the Partnership made a special distribution to Limited Partners primarily from the net proceeds from the February 1997 sales of the Park Central Office Building and the Flamingo Pines Shopping Center as discussed below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During 1997 and 1996, all three of the Partnership's properties owned at March 31, 1997 generated positive cash flow. The Park Central Office Building and the Flamingo Pines Shopping Center also generated positive cash flow during 1996 and prior to being sold in 1997. The Partnership incurred significant leasing costs in 1997 at the Park Central Office Building to lease vacant space and renew existing tenant leases which were scheduled to expire. These nonrecurring expenditures were not included in classifying the cash flow performance of the property. Had these expenditures been included, the property would have generated a significant deficit in 1997. As of March 31, 1997, the occupancy rates of the Partnership's remaining properties ranged from 87% to 94%.

During 1997, the Partnership sold the Park Central and Brookhollow/Stemmons office buildings and the Flamingo Pines Shopping Center. During 1996, the Partnership sold six properties and its minority joint venture interest in four additional properties. Currently, the Partnership has entered into a contract to sell the Hammond Aire Plaza Shopping Center for a sales price of $13,800,000. In addition, the Partnership is actively marketing for sale the 420 North Wabash Office Building. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to the lawsuit discussed in Note 6 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

Pursuant to the sale agreement for 45 West 45th Street Office Building, which was owned by a joint venture consisting of the Partnership and three affiliates, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until April 1997, at which time the funds were released in full. The Partnership's share was $206,499.

Pursuant to the sale agreement for the Perimeter 400 Center Office Building, which was owned by a joint venture consisting of the Partnership and three affiliates, $1,750,000 of the sale proceeds was retained by the joint venture and is unavailable for distribution until September 1997. The Partnership's share is $875,000.

In February 1997, the Partnership sold the Park Central Office Building in an all cash sale for $21,471,000. From the proceeds of the sale, the Partnership paid $470,891 in selling costs. Pursuant to the terms of the sale, the Partnership is required to retain $1,100,000 of the sales proceeds until November 1997. The remainder of the available proceeds was distributed to Partners in April 1997. See Note 4 of Notes to Financial Statements for additional information.

In February 1997, the Partnership sold the Flamingo Pines Shopping Center in an all cash sale for $10,200,000. From the proceeds of the sale, the Partnership paid $346,400 in selling costs. The available proceeds were distributed to Partners in April 1997. See Note 4 of Notes to Financial Statements for additional information.

The Brookhollow/Stemmons Center Office Building was owned by a joint venture consisting of the Partnership and an affiliate. In April 1997, the joint venture sold the property in an all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. The net proceeds of the sale were $12,383,707, of which $8,978,188 was the Partnership's share. Pursuant to the terms of the sale, $250,000 of the sales proceeds has been placed in escrow and will not be disbursed to the joint venture until the earlier of the settlement of any claims presented by the purchaser or October 1997. The remainder of the available proceeds is expected to be distributed in 1997. See Note 7 of Notes to Financial Statements for additional information.

In February 1997, the General Partner made a settlement payment of $207,384 ($0.15 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et. al., v. Balcor Pension Investors, et. al. class action lawsuit. The General Partner made a contribution of $230,427 to the Partnership, from which the plaintiffs' counsel was paid $23,043 pursuant to the settlement agreement. Of the total settlement amount, $124,075 was paid to the original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $83,309 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

In April 1997, the Partnership paid a distribution of $43,343,319 ($31.35 per Interest) to the holders of Limited Partnership Interests. This amount includes the regular quarterly distribution from Cash Flow of $2.35 per Interest and a special distribution of Mortgage Reductions of $29.00 per Interest from proceeds received in connection with the sale of the Park Central Office Building and the Flamingo Pines Shopping Center and from remaining available proceeds from the 1996 property sales. Including the April 1997 distribution, Limited Partners have received cash distributions totaling $299.71 per $250 Interest. Of this amount, $142.21 represents Cash Flow from operations and $157.50 represents a return of Original Capital. In April 1997, the Partnership also paid $270,751 to the General Partner as its distributive share of the Cash Flow distributed for the first quarter of 1997 and made a contribution to the Early Investment Incentive Fund of $90,251. Future distributions will be made from available proceeds from sales of the Partnership's remaining properties.

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

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

Brookhollow/Stemmons Center Office Building
-------------------------------------------

As previously reported, on March 27, 1997, the joint venture consisting of the Partnership and an affiliate (the "Joint Venture") which owned the Brookhollow/Stemmons Center Office Building, Dallas, Texas, contracted to sell the property to an unaffiliated party, CMD Southwest, Inc., an Arizona corporation, for a sale price of $13,000,000. The Joint Venture and the Partnership subsequently agreed to reduce the sale price to $12,724,000. CMD Southwest, Inc. assigned its rights under the agreement of sale to an affiliate, CMD Realty Investment Fund III, L.P., an Illinois limited partnership and the sale closed on April 29, 1997. From the proceeds of the sale, the Joint Venture paid $254,480 as a brokerage commission to an affiliate of the third party providing property management services for the property and $85,813 in closing costs. The Joint Venture received the remaining proceeds of $12,383,707. Of such proceeds, $250,000 has been placed in escrow and will not be disbursed to the Joint Venture until the earlier of the settlement of any claims presented by the purchaser or October 27, 1997. The Partnership's share of the net sale proceeds, including the escrowed funds, is $8,978,188.

Hammond Aire Plaza Shopping Center
----------------------------------

As previously reported, on March 18, 1997, the Partnership contracted to sell the Hammond Aire Plaza Shopping Center, Baton Rouge, Louisiana, to an unaffiliated party, Crosstown Asset Corp. I, a Delaware corporation, for a sale price of $14,250,000. On April 7, 1997, the purchaser exercised its option to terminate the agreement. Subsequently, on April 15, 1997, the Partnership and purchaser reinstated the agreement of sale upon an agreement to reduce the sale price to $13,800,000. The closing date was extended and the sale is scheduled to close on May 9, 1997.

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

(b)(ii) Letter Agreement relating to the sale of the Park Central Office building, De Kalb County, Georgia, previously filed as Exhibit (10)(b)(ii) to the Registrant's Report on Form 10-K for the quarter ended December 31, 1996 is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Hammond Aire Plaza Shopping Center, Baton Rouge, Louisiana, previously filed as Exhibit
(10)(c) to the Registrant's Report on Form 10-K for the quarter ended December 31, 1996 is incorporated herein by reference.

(c)(ii) Due Diligence Termination Notice relating to the sale of Hammond Aire Plaza Shopping Center, Baton Rouge, Louisiana, is attached hereto.

(c)(iii) Ratification and Amendment of Agreement of Sale relating to the sale of Hammond Aire Plaza Shopping Center, Baton Rouge, Louisiana, is attached hereto.

(c)(iv) Second Amendment to Agreement of Sale relating to the sale of Hammond Aire Plaza Shopping Center, Baton Rouge, Louisiana, is attached hereto.

(d)(i) Agreement of Sale relating to the contract to sell Brookhollow/Stemmons Office Building, Dallas, Texas, previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated March 27, 1997, is incorporated herein by reference.

(d)(ii) Amendment No. 1 to Agreement of Sale relating to the sale of Brookhollow/Stemmons Center Office Building, Dallas, Texas, is attached hereto.

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1997 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated December 18, 1996, was filed reporting the contract to sell the Park Central Office Building in DeKalb County, Georgia, and the closing of the sales at Perimeter 400 Center Office Building in Fulton County, Georgia, and the Symphony Woods Office Building in Columbia, Maryland.

(ii) A Current Report on Form 8-K dated March 27, 1997 was filed reporting the contract to sell the Brookhollow/Stemmons Center Office Building, Dallas, Texas.

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

                              By: /s/Jayne A. Kosik
                                  -----------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Mortgage Advisors-VI, the General
                                  Partner



Date: May 8, 1997
      ---------------------------