Form 10-Q
period 1997-06-30
BALCOR PENSION INVESTORS VI
filed 1997-08-14
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS
                                                  1997            1996
                                           --------------- ---------------
Cash and cash equivalents                  $   29,352,167  $   57,942,543
Escrow deposits - restricted                      560,000
Accounts and accrued interest receivable          734,445       2,632,514
Prepaid expenses                                                   95,079
Deferred expenses, net of accumulated
  amortization of $100,726 in 1997 and
  $380,456 in 1996                                215,162         634,027
                                           --------------- ---------------
                                               30,861,774      61,304,163
                                           --------------- ---------------
Real estate held for sale (net of
  allowance of $2,562,000 in 1997 and
  $4,814,809 in 1996)                           4,800,000      54,282,276
Investment in joint venture with
  affiliates                                                      206,499
                                           --------------- ---------------
                                                4,800,000      54,488,775
                                           --------------- ---------------
                                           $   35,661,774  $  115,792,938
                                           =============== ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      560,019  $      926,057
Due to affiliates                                 176,802         174,426
Accrued liabilities, principally
  real estate taxes                               405,339         715,520
Security deposits                                                 256,363
                                           --------------- ---------------
    Total liabilities                           1,142,160       2,072,366
                                           --------------- ---------------
Commitments and contingencies

Affiliates' participation in joint
  ventures                                        943,750       3,904,307

Limited Partners' capital (1,382,562
  Interests issued and outstanding)            34,088,270     109,967,857
General Partner's deficit                        (512,406)       (151,592)
                                           --------------- ---------------
    Total partners' capital                    33,575,864     109,816,265
                                           --------------- ---------------
                                           $   35,661,774  $  115,792,938
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                           --------------- ---------------
Income:
  Interest from investment in
    acquisition loan                                       $      233,876
  Income from operations of real estate
    held for sale                          $    1,443,597       5,869,356
  Interest on short-term investments              841,848         411,291
                                           --------------- ---------------
      Total income                              2,285,445       6,514,523
                                           --------------- ---------------

Expenses:
  Provision for potential losses on
    loan and real estate                          256,000         352,753
  Amortization of deferred expenses               638,712         260,915
  Administrative                                  565,181         765,813
                                           --------------- ---------------
      Total expenses                            1,459,893       1,379,481
                                           --------------- ---------------
Income before joint venture
  participations, equity in loss from
  investment in acquisition loan and
  gains on disposition of real estate             825,552       5,135,042
Participation in income of joint
  ventures - affiliates                                           986,823
Equity in loss from investment in
  acquisition loan                                                (24,830)
Affiliates' participation in income of
  joint ventures                                 (508,653)       (907,779)
Gains on disposition of real estate             6,103,542       1,555,905
                                           --------------- ---------------
Net income                                 $    6,420,441  $    6,745,161
                                           =============== ===============
Net income allocated to General Partner    $       76,998  $      674,516
                                           =============== ===============
Net income allocated to Limited Partners   $    6,343,443  $    6,070,645
                                           =============== ===============
Net income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding)                             $         4.59  $         4.39
                                           =============== ===============
Distributions to General Partner           $      668,239  $      614,472
                                           =============== ===============

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


Settlement distribution to Limited
  Partners                                 $      124,075            None
                                           =============== ===============
Distributions to Limited Partners          $   82,055,055  $    6,719,251
                                           =============== ===============
Distributions per Limited Partnership
  Interest                                 $        59.35  $         4.86
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)


                                                  1997            1996
                                           --------------- ---------------
Income:
  Interest from investment in
    acquisition loan                                       $      116,938
  Income from operations of
    real estate held for sale              $      314,744       2,831,068
  Interest on short-term investments              325,836         201,633
                                           --------------- ---------------
      Total income                                640,580       3,149,639
                                           --------------- ---------------

Expenses:
  Provision for potential losses on
    loan                                                          352,753
  Amortization of deferred expenses               293,427         189,318
  Administrative                                  199,662         557,442
                                           --------------- ---------------
      Total expenses                              493,089       1,099,513
                                           --------------- ---------------
Income before joint venture
  participations, equity in loss from
  investment in acquisition loan and
  gains on disposition of real estate             147,491       2,050,126
Participation in income of joint
  ventures - affiliates                                           476,363
Equity in loss from investment in
  acquisition loan                                                (10,232)
Affiliates' participation in income of
  joint ventures                                 (448,996)       (508,256)
Gains on disposition of real estate               406,195       1,555,905
                                           --------------- ---------------
Net income                                 $      104,690  $    3,563,906
                                           =============== ===============
Net income allocated to General Partner    $       76,998  $      356,391
                                           =============== ===============
Net (loss) income allocated to Limited
  Partners                                 $       27,692  $    3,207,515
                                           =============== ===============
Net (loss) income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding)                             $         0.02  $         2.32
                                           =============== ===============

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

Distribution to General Partner            $      361,003  $      307,236
                                           =============== ===============
Distribution to Limited Partners           $   43,343,319  $    3,954,127
                                           =============== ===============
Distribution per Limited Partnership
  Interest                                 $        31.35  $         2.86
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)


                                                  1997            1996
                                           --------------- ---------------
Operating activities:
  Net income                               $    6,420,691  $    6,745,161
Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Provision for potential losses on
        loan and real estate                      256,000         352,753
      Amortization of deferred expenses           638,712         260,915
      Participation in income of joint
        ventures - affiliates                                    (986,823)
      Equity in loss from investment in
        acquisition loan                                           24,830
      Affiliates' participation in income
        of joint ventures                         508,653         907,779
      Gains on disposition of real estate      (6,103,542)     (1,555,905)
      Payment of deferred expenses               (219,847)       (185,728)
      Net change in:
        Escrow deposits                                          (103,364)
        Accounts and accrued interest
          receivable                              994,685         147,072
        Prepaid expenses                           95,079        (277,342)
        Accounts payable                         (366,038)        133,656
        Due to affiliates                           2,376          19,849
        Accrued liabilities                      (310,181)        331,303
        Security deposits                        (256,363)         53,571
                                           --------------- ---------------
  Net cash provided by operating
   activities                                   1,659,975       5,867,727
                                           --------------- ---------------
Investing activities:
  Distributions from joint ventures -
    affiliates                                    206,499         810,296
  Improvements to properties                     (428,213)
  Proceeds from disposition of real
    estate                                     58,195,000       8,300,000
  Costs incurred in connection with
    disposition of real estate                 (1,533,585)       (226,525)
  Escrow deposits - restricted                   (560,000)
                                           --------------- ---------------
  Net cash provided by investing
    activities                                 55,879,701       8,883,771
                                           --------------- ---------------

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

Financing activities:
  Distributions to Limited Partners           (82,179,130)     (6,719,251)
  Deemed distribution to Limited Partners         (43,900)
  Distributions to General Partner               (668,239)       (614,472)
  Contribution by General Partner                 230,427
  Distributions to joint venture
    partners - affiliates                      (3,469,210)       (425,394)
  Capital contributions by joint venture
    partners - affiliates                                         222,128
  Principal payments on mortgage
    note payable                                                  (87,980)
                                           --------------- ---------------
  Net cash used in financing activities       (86,130,052)     (7,624,969)
                                           --------------- ---------------

Net change in cash and cash equivalents       (28,590,376)      7,126,529
Cash and cash equivalents at beginning
  of period                                    57,942,543      16,076,834
                                           --------------- ---------------
Cash and cash equivalents at end of
  period                                   $   29,352,167  $   23,203,363
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

(b) Several reclassifications have been made to the previously reported 1996 financial statements in order to provide comparability with the 1997 statements. These reclassifications have not changed the 1996 results.

(c) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated adjusted income during 1997 for financial statement purposes.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties and its minority joint venture interests in four additional properties. In addition, the Partnership sold the Park Central Office Building and Flamingo Pines Shopping Center in February 1997, the Brookhollow/Stemmons Center Office Building in April 1997, the Hammond Aire Plaza Shopping Center in May 1997 and its remaining property, the 420 North Wabash Office Building, in August 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit as discussed in Note 7 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost   $113,838       $69,050     $176,802

The General Partner made a contribution to the Partnership of $230,427 in connection with the settlement of certain litigation, as further discussed in
Note 6 of Notes to Financial Statements.

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

(c) The Brookhollow/Stemmons Center Office Building was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participation percentages in the joint venture of 72.5% and 27.5%, respectively. In April 1997, the joint venture sold the property in an all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. In connection with the sale, the joint venture wrote off $903,384 of accounts receivable related to rental abatements and scheduled rent increases, which has been recorded as a reduction of the gain. The basis of the property was $11,074,128. For financial statement purposes, the joint venture recognized a gain of $406,195 from the sale of this property, all of which was allocated to the minority joint venture partner. See Note 5 of Notes to Financial Statements for additional information regarding the allocation of the gain.

(d) In May 1997, the Partnership sold the Hammond Aire Plaza Shopping Center in an all cash sale for $13,800,000. From the proceeds of the sale, the Partnership paid $376,001 in selling costs. The basis of the property was $15,543,999. For financial statement purposes, the Partnership recognized no gain or loss from the sale of this property. However, the Partnership had previously established an allowance for potential losses related to this property against which its remaining net investment of $2,120,000 was written off.

5. Affiliates' Participation in Joint Ventures:

(a) The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. During December 1996, the joint venture sold the property. Pursuant to the sale agreement, $1,750,000 of the sale proceeds was retained by the joint venture and is unavailable for distribution until September 1997. The affiliates' share of the proceeds is $875,000.

(b) The Brookhollow/Stemmons Center Office Building was owned by a joint venture consisting of the Partnership and an affiliate. During April 1997, this property was sold. In order for the capital accounts of the joint venture partners to appropriately reflect their respective remaining economic interests, the minority joint venture partner received an adjusted income allocation during 1997. The remaining balance in the affiliate's participation in joint venture relating to the Brookhollow/Stemmons Center Office Building joint venture of $68,750 represents the affiliate's share of the remaining sale proceeds. Pursuant to the sale agreement, $250,000 of the sale proceeds has been placed in an escrow and will not be disbursed to the joint venture until the earlier of the settlement of any claims presented by the purchaser or October 1997.

6. Settlement of Litigation:

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

7. Contingency:

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

8. Subsequent Events:

(a) In July 1997, the Partnership paid $21,360,583 ($15.45 per Interest) to the holders of Limited Partnership Interests representing a special distribution of Mortgage Reductions primarily from the 1997 sales of the Brookhollow/Stemmons Center Office Building and the Hammond Aire Plaza Shopping Center.

(b) In August 1997, the Partnership sold the 420 North Wabash Office Building in an all cash sale for $5,000,000. From the proceeds of the sale, the Partnership paid $146,323 in selling costs. The basis of the property was $4,800,000. For financial statement purposes, the Partnership will recognize no gain or loss on the sale of this property. The Partnership will recognize a recovery of $53,677 and will write off $2,508,323 against a previously established allowance.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VI (the "Partnership") is a limited partnership formed in 1984 to invest in first mortgage loans and, to a lesser extent, wrap-around loans and junior mortgage loans. The Partnership raised $345,640,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-one loans. As a result of repayments, foreclosures and write-offs of loans in prior years, the Partnership has no loans in its portfolio as of June 30, 1997. During 1996, the Partnership sold six properties and its minority joint venture interests in four additional properties. In addition, the Partnership sold the Park Central Office Building and Flamingo Pines Shopping Center in February 1997, the Brookhollow/Stemmons Center Office Building in April 1997, the Hammond Aire Plaza Shopping Center in May 1997 and its remaining property, the 420 North Wabash Office Building in August 1997.

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

Operations
----------

Summary of Operations
---------------------

Income from operations of real estate held for sale decreased significantly and participation in income of joint ventures-affiliates ceased due to the 1997 and 1996 sales of the Partnership's properties and its joint venture interests, which were generating income from operations prior to their sales. In addition, the Partnership recognized gains in connection with the sales of Park Central and Brookhollow/Stemmons Center office buildings in February and April 1997, respectively, and Hawthorne Heights Apartments in June 1996. The net effect of these events was the primary reason net income decreased during the six months and quarter ended June 30, 1997 as compared to the same periods in 1996. Further discussion of Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

As a result of the sale of the Noland Fashion Square acquisition loan in August 1996, interest income and equity in loss from investment in acquisition loan ceased during 1996.

Income from operations of real estate held for sale represents the net operations of the properties acquired by the Partnership through foreclosure. As of June 30, 1997, the Partnership was operating its remaining property, the 420 North Wabash Office Building. Original funds advanced by the Partnership totaled approximately $11,300,000 for this property. During the six months ended June 30, 1997, the Partnership sold the Park Central and the Brookhollow/Stemmons office buildings and the Flamingo Pines and the Hammond Aire Plaza shopping centers. In addition, six properties were sold in 1996. The 1997 and 1996 sales of the Partnership's properties, which were generating income from operations prior to their sales, resulted in a decrease in income from operations of real estate held for sale during 1997 as compared to 1996.

Higher average cash balances were available for investment due to the proceeds received by the Partnership from the 1997 and 1996 property sales prior to distribution to Partners. This resulted in an increase in interest income on short-term investments in 1997 as compared to 1996.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement, assessments of property operations and the estimated sales prices less closing costs. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During the six months ended June 30, 1997, the Partnership recognized a provision of $256,000 to provide for a change in the estimate of the fair value of the Hammond Aire Plaza Shopping Center and recognized a provision during the six months ended June 30, 1996 of $352,753 for potential losses related to the Noland Fashion Square acquisition loan. The Partnership did not recognize any provisions for potential losses related to its real estate held for sale during 1996. In addition, during 1997 the Partnership wrote off previously established allowances of $388,809 and $2,120,000 related to the Flamingo Pines and Hammond Aire Plaza shopping centers, respectively.

In connection with the February 1997 sale of the Park Central Office Building and the April 1997 sale of the Brookhollow/Stemmons Center Office Building the Partnership wrote off the remaining unamortized leasing commissions related to these properties, which was the primary reason amortization expense increased by approximately $564,000 during 1997 as compared to 1996. In June 1996, the Partnership recognized amortization expense related to a settlement of disputed leasing commissions at the Perimeter 400 Center Office Building of approximately $186,000, which partially offset this increase.

During 1996, the Partnership incurred additional consulting, legal, printing and postage costs of approximately $222,000 in connection with its response to a tender offer. As a result, administrative expenses decreased during 1997 as compared to 1996. During February 1997, the General Partner made a payment to original investors who previously sold their Interests in the Partnership of approximately $83,000 related to the settlement of certain litigation, which was recorded as an administrative expense. This payment partially offset the above decrease.

Participation in income of joint ventures with affiliates represented the Partnership's share of the operations of the Sand Pebble Village - Phases I and II and Jonathan's Landing apartment complexes and the 45 West 45th Street Office Building. Due to the 1996 sales of these properties, participation in income of joint ventures with affiliates ceased during 1996.

The Sun Lake Apartments and Perimeter 400 Center Office Building were both owned by joint ventures with affiliates. As a result of the sales of these properties during 1996, affiliate's participation in income from joint ventures related to these properties ceased during 1996 and resulted in a decrease in affiliates' participation in income of approximately $809,000 during 1997 as compared to 1996. The affiliate's allocation of the gain of approximately $406,000 recognized in connection with the April 1997 sale of the Brookhollow/Stemmons Center Office Building, which was also owned by a joint venture with an affiliate, partially offset this decrease.

During 1997, the Partnership recognized gains of $5,697,347 and $406,195 in connection with the sales of the Park Central and Brookhollow/Stemmons Center office buildings, respectively. During 1996, the Partnership recognized a gain of $1,555,905 in connection with the sale of the Hawthorne Heights Apartments.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $28,590,000 as of June 30, 1997 when compared to December 31, 1996 primarily due to the payment of special distributions to Limited Partners in January and April 1997 of proceeds from the 1996 property sales and the 1997 sales of the Flamingo Pines Shopping Center and Park Central Office Building, which was partially offset by net proceeds received in connection with the sales of four properties in 1997. Operating activities generated cash of approximately $1,660,000, primarily as a result of cash flow from the operations of the Partnership's properties and interest income earned from short-term investments, net of the payment of administrative expenses. Cash received from investing activities consisted of net proceeds of approximately $56,661,000 from the sales of the Park Central and Brookhollow/Stemmons Center office buildings and the Flamingo Pines and Hammond Aire Plaza shopping centers and a distribution from joint venture-affiliate of approximately $207,000 less expenditures of approximately $428,000 for improvements to the Partnership's properties and the funding of restricted escrows of $560,000 related to the sales of the Brookhollow/Stemmons Center Office Building and Hammond Aire Plaza Shopping Center. Financing activities consisted of distributions of sales proceeds to Partners of approximately $82,891,000, a contribution to the Partnership by the General Partner of approximately $230,000, and distributions paid to joint venture partners of approximately $3,469,000. In addition, in July 1997 the Partnership made a special distribution of $21,360,583 to Limited Partners primarily from the net proceeds from the sales of the Brookhollow/Stemmons Center Office Building and the Hammond Aire Plaza Shopping Center, as discussed below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During 1997 and 1996, the Partnership's remaining property, the 420 North Wabash Office Building, generated positive cash flow. The Park Central and Brookhollow/Stemmons Center office buildings and Hammond Aire Plaza and Flamingo Pines shopping centers also generated positive cash flow during 1996 and prior to their sales in 1997. The Partnership incurred significant leasing costs in 1997 at the Park Central Office Building to lease vacant space and renew existing tenant leases which were scheduled to expire. These nonrecurring expenditures were not included in classifying the cash flow performance of the property. Had these expenditures been included, the property would have generated a significant deficit in 1997. As of June 30, 1997, the occupancy rate at the 420 North Wabash Office Building was 93%.

During 1996, the Partnership sold six properties and its minority joint venture interest in four additional properties. During 1997, the Partnership sold its remaining properties, the Park Central, the Brookhollow/Stemmons Center and the 420 North Wabash office buildings and the Flamingo Pines and Hammond Aire Plaza shopping centers. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to the lawsuit discussed in Note 7 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

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

The Brookhollow/Stemmons Center Office Building was owned by a joint venture consisting of the Partnership and an affiliate. In April 1997, the joint venture sold the property in an all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. The net proceeds of the sale were $12,383,707, of which $8,978,188 was the Partnership's share. Pursuant to the terms of the sale, $250,000 of the sales proceeds has been placed in an escrow and will not be disbursed to the joint venture until the earlier of the settlement of any claims presented by the purchaser or October 1997. The Partnership's share is $181,250. The remainder of the available proceeds was distributed to Partners in July 1997. See Note 4 of Notes to Financial Statements for additional information.

In May 1997, the Partnership sold the Hammond Aire Plaza Shopping Center in an all cash sale for $13,800,000. From the proceeds of the sale, the Partnership paid $376,001 in selling costs. Pursuant to the terms of the sale, the Partnership is required to retain $712,500 of the sales proceeds until November 1997. In addition, $310,000 of the sale proceeds has been placed in escrow and will not be distributed to the Partnership until such time as certain survey and other matters are resolved. The remainder of the available proceeds was distributed to Partners in July 1997. See Note 4 of Notes to Financial Statements for additional information.

In August 1997, the Partnership sold the 420 North Wabash Office Building in an all cash sale for $5,000,000. From the proceeds of the sale, the Partnership paid $146,323 in selling costs. The available proceeds will be distributed to Partners in October 1997. See Note 8 of Notes to Financial Statements for additional information.

In February 1997, the General Partner made a settlement payment of $207,384 ($0.15 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et. al., v. Balcor Pension Investors, et. al. class action lawsuit. The General Partner made a contribution of $230,427 to the Partnership, from which the plaintiffs' counsel was paid $23,043 pursuant to the settlement agreement. Of the remaining settlement amount, $124,075 was paid to the original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $83,309 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

In July 1997, the Partnership paid a special distribution of $21,360,583 ($15.45 per Interest) to the holders of Limited Partnership Interests of Mortgage Reductions primarily from the 1997 sales of the Brookhollow/Stemmons Office Building and the Hammond Aire Plaza Shopping Center. Including the July 1997 distribution, Limited Partners have received cash distributions totaling $315.16 per $250 Interest. Of this amount, $142.21 represents Cash Flow from operations and $172.95 represents a return of Original Capital. Future distributions will be made from available proceeds from the sale of the 420 North Wabash Office Building and the release of the holdbacks and escrows on several of the Partnership's properties.

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

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

420 North Wabash Office Building
--------------------------------

As previously reported, on June 16, 1997, the Partnership executed an agreement for the sale of (i) the 420 North Wabash Office Building, Chicago, Illinois, and (ii) the leasehold interest in the land underneath the building to an unaffiliated party, Friedman Properties, Ltd. ("Friedman"), an Illinois corporation, for a sale price of $5,000,000. Friedman assigned its rights under the agreement of sale to an affiliate, 420 North Wabash, L.L.C., an Illinois limited liability company (the "Purchaser"). The closing was extended and the sale of the property closed on August 7, 1997. From the proceeds of the sale, the Partnership paid $100,000 as a brokerage commission to an affiliate of the third party providing property management services for the Partnership and $46,323 in closing costs. The Partnership received the remaining proceeds of approximately $4,854,000.

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

(c)(ii) Due Diligence Termination Notice relating to the sale of Hammond Aire Plaza Shopping Center, Baton Rouge, Louisiana, previously filed as Exhibit
(10)(c)(ii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(c)(iii) Ratification and Amendment of Agreement of Sale relating to the sale of Hammond Aire Plaza Shopping Center, Baton Rouge, Louisiana, previously filed as Exhibit (10)(c)(iii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(c)(iv) Second Amendment to Agreement of Sale relating to the sale of Hammond Aire Plaza Shopping Center, Baton Rouge, Louisiana, previously filed as Exhibit
(10)(c)(iv) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(d)(i) Agreement of Sale relating to the contract to sell Brookhollow/Stemmons Office Building, Dallas, Texas, previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated March 27, 1997, is incorporated herein by reference.

(d)(ii) Amendment No. 1 to Agreement of Sale relating to the sale of Brookhollow/Stemmons Center Office Building, Dallas, Texas, previously filed as Exhibit (10)(d)(ii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(e)(i) Agreement of Sale and attachment thereto relating to the sale of the 420 North Wabash Office Building, Chicago, Illinois, as previously filed as Exhibit
(2)(ii) to the Registrant's Report on Form 8-K dated June 16, 1997, is incorporated herein by reference.

(e)(ii) First Amendment to Agreement of Sale relating to the sale of the 420 North Wabash Office Building, Chicago, Illinois, is attached hereto.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1997 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated May 9, 1997, was filed reporting the contract dated May 9, 1997 to sell the 420 North Wabash Office Building in Chicago, Illinois, which contract was subsequently terminated, and the closing of the sale of the Hammond Aire Plaza Shopping Center, Baton Rouge, Louisiana.

(ii) A Current Report on Form 8-K dated June 16, 1997 was filed reporting the termination of the contract dated May 9, 1997 and a new contract dated June 16, 1997 to sell the 420 North Wabash Office Building in Chicago, Illinois.

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



Date:  August 14, 1997
      -------------------