Form 10-Q
period 1997-09-30
BALCOR PENSION INVESTORS VI
filed 1997-11-12
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
OR

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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                               1997             1996
                                          ---------------  ---------------
Cash and cash equivalents                 $   11,336,990   $   57,942,543
Escrow deposits - restricted                     560,000
Accounts and accrued interest receivable         241,205        2,632,514
Prepaid expenses                                                   95,079
Deferred expenses, net of accumulated
  amortization of $380,456 in 1996                                634,027
                                          ---------------  ---------------
                                              12,138,195       61,304,163
                                          ---------------  ---------------
Real estate held for sale (net of
  allowance of $4,814,809 in 1996)                             54,282,276
Investment in joint venture with
  affiliates                                                      206,499
                                                           ---------------
                                                               54,488,775
                                          ---------------  ---------------
                                          $   12,138,195   $  115,792,938
                                          ===============  ===============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $       51,982   $      926,057
Due to affiliates                                154,028          174,426
Accrued liabilities, principally
  real estate taxes                                               715,520
Security deposits                                                 256,363
                                          ---------------  ---------------
    Total liabilities                            206,010        2,072,366
                                          ---------------  ---------------

Commitments and contingencies

Affiliates' participation in joint
  ventures                                        68,750        3,904,307

Limited Partners' capital (1,382,562
  Interests issued and outstanding)           12,310,929      109,967,857
General Partner's deficit                       (447,494)        (151,592)
                                          ---------------  ---------------
    Total partners' capital                   11,863,435      109,816,265
                                          ---------------  ---------------
                                          $   12,138,195   $  115,792,938
                                          ===============  ==============
 The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                               1997             1996
                                          ---------------  ---------------
Income:
  Interest from investment in
    acquisition loan                                       $      313,520
  Income from operations of real estate
    held for sale                         $    1,673,641        8,520,091
  Interest on short-term investments           1,023,617          823,041
                                          ---------------  ---------------
      Total income                             2,697,258        9,656,652
                                          ---------------  ---------------

Expenses:
  Provision for potential losses on
    loan and real estate                         256,000          752,753
  Amortization of deferred expenses              853,874          340,721
  Administrative                                 830,729        1,236,233
                                          ---------------  ---------------
      Total expenses                           1,940,603        2,329,707
                                          ---------------  ---------------
Income before joint venture
  participations, equity in loss from
  investment in acquisition loan, net
  gains on disposition of real estate
  and extraordinary item                         756,655        7,326,945
Participation in income of joint
  ventures - affiliates before
  extraordinary item                                            3,293,750
Equity in loss from investment in
  acquisition loan                                                (56,481)
Affiliates' participation in income of
  joint ventures                                (508,653)      (1,393,416)
Net gains on disposition of real estate        5,820,593        5,153,684
                                          ---------------  ---------------
Income before extraordinary item               6,068,595       14,324,482

Extraordinary item:
  Participation in debt extinguishment
    expense of joint venture -
    affiliate                                                     (65,074)
                                          ---------------  ---------------
Net income                                $    6,068,595   $   14,259,408
                                          ===============  ===============

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                               1997             1996
                                          ---------------  ---------------

Income before extraordinary item
  allocated to General Partner            $      141,910   $    1,432,488
                                          ===============  ===============
Income before extraordinary item
  allocated to Limited Partners           $    5,926,685   $   12,892,034
                                          ===============  ===============
Income before extraordinary item per
  Limited Partnership Interest
  (1,382,562 issued and outstanding)      $         4.29   $         9.32
                                          ===============  ===============
Extraordinary item allocated to
  General Partner                                   None   $       (6,507)
                                          ===============  ===============
Extraordinary item allocated to
  Limited Partners                                  None   $      (58,567)
                                          ===============  ===============
Extraordinary item per Limited
  Partnership Interest (1,382,562
  issued and outstanding)                           None   $        (0.04)
                                          ===============  ===============
Net income allocated to General Partner   $      141,910   $    1,425,941
                                          ===============  ===============
Net income allocated to Limited Partners  $    5,926,685   $   12,833,467
                                          ===============  ===============
Net income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding)                            $         4.29   $         9.28
                                          ===============  ===============
Distributions to General Partner          $      668,239   $    1,127,556
                                          ===============  ===============
Settlement distribution to Limited
  Partners                                $      124,075             None
                                          ===============  ===============
Distributions to Limited Partners         $  103,415,638   $   17,337,327
                                          ===============  ===============
Distributions per Limited Partnership
  Interest                                $        74.80   $        12.54
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)


                                              1997             1996
                                          ---------------  ---------------
Income:
  Interest from investment in
    acquisition loan                                       $       79,644
  Income from operations of real estate
    held for sale                         $      230,044        2,650,735
  Interest on short-term investments             181,769          411,750
                                          ---------------  ---------------
      Total income                               411,813        3,142,129
                                          ---------------  ---------------

Expenses:
  Provision for potential losses on
    loan and real estate                                          400,000
  Amortization of deferred expenses              215,162           79,806
  Administrative                                 265,548          470,420
                                          ---------------  ---------------
      Total expenses                             480,710          950,226
                                          ---------------  ---------------
(Loss) income before joint venture
  participations, equity in loss from
  investment in acquisition loan, (loss)
  gain on disposition of real estate
  and extraordinary item                         (68,897)       2,191,903
Participation in income of joint
  ventures - affiliates before
  extraordinary item                                            2,306,927
Equity in loss from investment in
  acquisition loan                                                (31,651)
Affiliates' participation in income of
  joint ventures                                                 (485,637)
(Loss) gain on disposition of real estate       (282,949)       3,597,779
                                          ---------------  ---------------
(Loss) income before extraordinary item         (351,846)       7,579,321

Extraordinary item:
  Participation in debt extinguishment
    expense of joint venture -
    affiliate                                                     (65,074)
                                          ---------------  ---------------
Net (loss) income                         $     (351,846)  $    7,514,247
                                          ===============  ===============

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                              1997             1996
                                          ---------------  ---------------

Income before extraordinary item
  allocated to General Partner            $       64,912   $      757,932
                                          ===============  ===============
(Loss) income before extraordinary item
  allocated to Limited Partners           $     (416,758)  $    6,821,389
                                          ===============  ===============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (1,382,562 issued and outstanding)      $        (0.30)  $         4.93
                                          ===============  ===============
Extraordinary item allocated to
  General Partner                                   None   $       (6,507)
                                          ===============  ===============
Extraordinary item allocated to
  Limited Partners                                  None   $      (58,567)
                                          ===============  ===============
Extraordinary item per Limited
  Partnership Interest (1,382,562
  issued and outstanding)                           None   $        (0.04)
                                          ===============  ===============
Net income allocated to General
  Partner                                 $       64,912   $      751,425
                                          ===============  ===============
Net (loss) income allocated to Limited
  Partners                                $     (416,758)  $    6,762,822
                                          ===============  ===============
Net (loss) income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding)                            $        (0.30)  $         4.89
                                          ===============  ===============
Distribution to General Partner                     None   $      513,084
                                          ===============  ===============
Distribution to Limited Partners          $   21,360,583   $   10,618,076
                                          ===============  ===============
Distribution per Limited Partnership
  Interest                                $        15.45   $         7.68
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)


                                              1997             1996
                                          ---------------  ---------------
Operating activities:
  Net income                              $    6,068,595   $   14,259,408
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Provision for potential losses on
        loan and real estate                     256,000          752,753
      Amortization of deferred expenses          853,874          340,721
      Participation in income of joint
        ventures - affiliates                                  (3,293,750)
      Participation in debt extinguishment
        expense of joint venture -
        affiliate                                                  65,074
      Equity in loss from investment in
        acquisition loan                                           56,481
      Affiliates' participation in income
        of joint ventures                        508,653        1,393,416
      Net gains on disposition of
        real estate                           (5,820,593)      (5,153,684)
      Payment of deferred expenses              (219,847)        (297,704)
      Net change in:
        Escrow deposits                                          (254,926)
        Accounts and accrued interest
          receivable                           1,151,299           39,126
        Prepaid expenses                          95,079         (154,313)
        Accounts payable                        (874,075)         152,343
        Due to affiliates                        (20,398)          64,681
        Accrued liabilities                     (715,520)         417,155
        Security deposits                       (256,363)         (52,251)
                                          ---------------    -------------
  Net cash provided by operating
   activities                                  1,026,704        8,334,530
                                          ---------------    -------------

Investing activities:
  Proceeds from sale of investment in
    acquisition loan                                            3,803,640
  Costs incurred in connection with sale
    of investment in acquisition loan                             (53,058)
  Distributions from joint ventures -
    affiliates                                   206,499       12,731,850
  Improvements to properties                    (428,213)

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)


                                              1997             1996
                                          ---------------  ---------------
  Proceeds from disposition of real
    estate                                    63,195,000       28,650,000
  Costs incurred in connection with
    disposition of real estate                (1,679,908)        (899,746)
  Escrow deposits - restricted                  (560,000)
                                          ---------------  ---------------
  Net cash provided by investing
    activities                                60,733,378       44,232,686
                                          ---------------  ---------------

Financing activities:
  Distributions to Limited Partners         (103,539,713)     (17,337,327)
  Deemed distribution to Limited Partners        (43,900)
  Distributions to General Partner              (668,239)      (1,127,556)
  Contribution by General Partner                230,427
  Distributions to joint venture
    partners - affiliates                     (4,344,210)        (894,796)
  Capital contributions by joint venture
    partners - affiliates                                         222,128
  Principal payments on mortgage
    note payable                                                 (133,049)
                                         ---------------  ---------------
  Net cash used in financing activities     (108,365,635)     (19,270,600)
                                          ---------------  ---------------

Net change in cash and cash equivalents      (46,605,553)      33,296,616
Cash and cash equivalents at beginning
  of period                                   57,942,543       16,076,834
                                          ---------------  ---------------
Cash and cash equivalents at end of
  period                                  $   11,336,990   $   49,373,450
                                          ===============  ===============


The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

(b) A reclassification has been made to the previously reported 1996 financial statements in order to provide comparability with the 1997 statements. This reclassification has not changed the 1996 results.

(c) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income (loss) allocations between the partners have been adjusted for financial statement purposes in 1997.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties and its minority joint venture interests in four additional properties. In addition, the Partnership sold the Park Central Office Building and Flamingo Pines Shopping Center in February 1997, the Brookhollow/Stemmons Center Office Building in April 1997, the Hammond Aire Plaza Shopping Center in May 1997 and its remaining property, the 420 North Wabash Office Building, in August 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit as discussed in Note 8 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $163,219       $49,381     $154,028

The General Partner made a contribution to the Partnership of $230,427 in connection with the settlement of certain litigation, as further discussed in
Note 7 of Notes to Financial Statements.

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

(b) In February 1997, the Partnership sold the Flamingo Pines Shopping Center in an all cash sale for $10,200,000. From the proceeds of the sale, the Partnership paid $346,400 in selling costs. The basis of the property was $9,853,600, which is net of an allowance of $388,809. For financial statement purposes, the Partnership recognized no gain or loss on the sale of this property. However, the Partnership had previously established an allowance for potential losses related to this property against which its remaining net investment of $388,809 was written off.

(c) The Brookhollow/Stemmons Center Office Building was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participation percentages in the joint venture of 72.5% and 27.5%, respectively. In April 1997, the joint venture sold the property in an all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. In connection with the sale, the joint venture wrote off $903,384 of accounts receivable related to rental abatements and scheduled rent increases, which has been recorded as a reduction of the gain. The basis of the property was $11,074,128. For financial statement purposes, the joint venture recognized a gain of $406,195 from the sale of this property, all of which was allocated to the minority joint venture partner. See Note 6 of Notes to Financial Statements for additional information regarding the allocation of the gain.

(d) In May 1997, the Partnership sold the Hammond Aire Plaza Shopping Center in an all cash sale for $13,800,000. From the proceeds of the sale, the Partnership paid $376,001 in selling costs. The basis of the property was $13,423,999, which is net of an allowance of $2,120,000. For financial statement purposes, the Partnership recognized no gain or loss from the sale of this property. However, the Partnership had previously established an allowance for potential losses related to this property against which its remaining net investment of $2,120,000 was written off.

(e) In August 1997, the Partnership sold the 420 North Wabash Office Building in an all cash sale for $5,000,000. From the proceeds of the sale, the Partnership paid $146,323 in selling costs. In connection with the sale, the Partnership wrote off $336,626 of accounts receivable related to rental abatements and scheduled rent increases, which has been recorded as a cost of sale of this property. The basis of the property was $4,800,000, which is net of an allowance of $2,562,000. The Partnership had previously established an allowance for potential losses related to this property against which $2,562,000 of its remaining net investment was written off. For financial statement purposes, the Partnership recognized a loss of $282,949 in connection with the sale of this property.

5. Investment in Joint Venture with Affiliates:

The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. In November 1996, the joint venture sold the property. Pursuant to the sale agreement, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until April 1997, at which time the funds were released in full. The Partnership's share was $206,499.

6. Affiliates' Participation in Joint Ventures:

(a) The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. In December 1996, the joint venture sold the property. Pursuant to the sale agreement, $1,750,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The affiliates' share of the proceeds was $875,000.

(b) The Brookhollow/Stemmons Center Office Building was owned by a joint venture consisting of the Partnership and an affiliate. In April 1997, the joint venture sold the property. In order for the capital accounts of the joint venture partners to appropriately reflect their respective remaining economic interests, the minority joint venture partner received an adjusted income allocation during 1997. The remaining balance in the affiliate's participation in joint venture relating to the Brookhollow/Stemmons Center Office Building joint venture of $68,750 represents the affiliate's share of the remaining sale proceeds. Pursuant to the sale agreement, $250,000 of the sale proceeds were placed in an escrow and were not to be disbursed to the joint venture until the earlier of the settlement of any claims presented by the purchaser or October 1997. The funds were released in full in October 1997.

7. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $230,427 to the Partnership, from which the plaintiffs' counsel was paid $23,043 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of $207,384 ($0.15 per Interest) to members of the class pursuant to the settlement. Of the total settlement amount, $124,075 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $83,309 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $272,571 was the Partnership's share. The settlement had no material impact on the Partnership.

8. Contingency:

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

9. Subsequent Event:

In October 1997, the Partnership paid $5,806,760 ($4.20 per Interest) to the holders of Limited Partnership Interests representing a special distribution of Mortgage Reductions from the 1997 sale of the 420 North Wabash Office Building and the release of the Perimeter 400 Center Office Building holdback.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VI (the "Partnership") is a limited partnership formed in 1984 to invest in first mortgage loans and, to a lesser extent, wrap-around loans and junior mortgage loans. The Partnership raised $345,640,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-one loans. As a result of repayments, foreclosures and write-offs of loans in prior years, the Partnership has no loans in its portfolio as of September 30, 1997. During 1996, the Partnership sold six properties and its minority joint venture interests in four additional properties. In addition, the Partnership sold the Park Central Office Building and Flamingo Pines Shopping Center in February 1997, the Brookhollow/Stemmons Center Office Building in April 1997, the Hammond Aire Plaza Shopping Center in May 1997 and its remaining property, the 420 North Wabash Office Building, in August 1997.

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

Operations
----------

Summary of Operations
---------------------

Income from operations of real estate held for sale decreased significantly and participation in income of joint ventures-affiliates ceased due to the 1997 and 1996 sales of the Partnership's properties and its joint venture interests in properties, which were generating income from operations prior to their sales. In addition, the Partnership recognized gains in connection with the sales of Park Central and Brookhollow/Stemmons Center office buildings in February and April 1997, respectively, a loss in connection with the sale of the 420 North Wabash Office Building in August 1997 and gains in connection with the sales of the Hawthorne Heights, Woodscape and Shoal Run apartment complexes in June, August and September 1996, respectively. The net effect of these events resulted in decreased net income during the nine months ended September 30, 1997 as compared to the same period in 1996, and a net loss during the quarter ended September 30, 1997 as compared to net income during the same period in 1996. Further discussion of Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

As a result of the sale of the Noland Fashion Square acquisition loan in August 1996, interest income and equity in loss from investment in acquisition loan ceased during 1996.

Income from operations of real estate held for sale represents the net operations of the properties acquired by the Partnership through foreclosure. During the nine months ended September 30, 1997, the Partnership sold the Park Central, the Brookhollow/Stemmons Center and the 420 North Wabash office buildings and the Flamingo Pines and the Hammond Aire Plaza shopping centers. In addition, six properties were sold in 1996. The 1997 and 1996 sales of the Partnership's properties, which were generating income from operations prior to their sales, resulted in a decrease in income from operations of real estate held for sale during 1997 as compared to 1996.

Higher average cash balances were available for investment during the first nine months of 1997 due to the proceeds received by the Partnership from the 1997 and 1996 property sales prior to distribution to Partners. Due to the timing of the sales and distributions to Partners, interest income on short-term investments increased during the nine months ended September 30, 1997 as compared to the same period in 1996, and decreased for the quarter ended September 30, 1997 as compared to the same period in 1996.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of performance under the terms of the loan agreement, assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affected the value of real estate, including economic and demographic conditions. During the nine months ended September 30, 1997, the Partnership recognized a provision of $256,000 to provide for a change in the estimate of the fair value of the Hammond Aire Plaza Shopping Center. During the nine months ended September
30, 1996, the Partnership recognized provisions of $352,753 and $400,000 related to the Noland Fashion Square acquisition loan and the Flamingo Pines Shopping Center, respectively. In addition, during 1997 the Partnership wrote o of previously established allowances of $388,809, $2,120,000 and $2,562,000 related to the Flamingo Pines Shopping Center, Hammond Aire Plaza Shopping Center, and 420 North Wabash Office Building, respectively.

In connection with the 1997 sales of the Park Central, Brookhollow/Stemmons Center and 420 North Wabash office buildings, the Partnership wrote off the remaining unamortized leasing commissions related to these properties, which was the primary reason amortization expense increased by approximately $699,000 during 1997 as compared to 1996. In June 1996, the Partnership recognized amortization expense related to a settlement of disputed leasing commissions at the Perimeter 400 Center Office Building of approximately $186,000, which partially offset this increase.

During 1996, the Partnership incurred additional consulting, legal, investor processing, printing and postage costs in connection with its response to a tender offer. In addition, portfolio management costs decreased in 1997. As a result, administrative expenses decreased during 1997 as compared to 1996.

Participation in income of joint ventures with affiliates represented the Partnership's share of the operations of the Sand Pebble Village - Phases I and II and Jonathan's Landing apartment complexes and the 45 West 45th Street Office Building. Due to the 1996 sales of these properties, participation in income of joint ventures with affiliates ceased during 1996. In addition, the Partnership incurred its share of a prepayment penalty paid in connection with the sale of Sand Pebble Village - Phase II Apartments of $65,074. This amount was recognized as debt extinguishment expense and classified as an extraordinary item during 1996.

The Sun Lake Apartments and Perimeter 400 Center Office Building were both owned by joint ventures with affiliates. As a result of the sales of these properties during 1996, affiliates' participation in income from joint ventures related to these properties ceased during 1996. This resulted in a decrease in affiliates' participation in income of approximately $1,206,000 during 1997 as compared to 1996. The affiliate's share of the gain of approximately $406,000 recognized in connection with the April 1997 sale of the Brookhollow/Stemmons Center Office Building, which was also owned by a joint venture with an affiliate, partially offset this decrease.

During 1997, the Partnership recognized gains of $5,697,347 and $406,195 in connection with the sales of the Park Central and Brookhollow/Stemmons Center office buildings, respectively, and a loss of $282,949 in connection with the sale of the 420 North Wabash Office Building. During 1996, the Partnership recognized gains of $1,472,905, $2,621,579 and $1,059,200 in connection with the sales of the Hawthorne Heights, Woodscape and Shoal Run apartments complexes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $46,606,000 as of September 30, 1997 when compared to December 31, 1996 primarily due to the payment of a special distribution to Limited Partners in January 1997 of proceeds from the 1996 property sales. In addition, the Partnership made distributions to Limited Partners in April and July of 1997 of proceeds from the 1997 sales of the Flamingo Pines and Hammond Aire shopping centers and Park Central and Brookhollow/Stemmons Center office buildings, as well as, distributions to joint venture partners primarily of proceeds from the sale of the Brookhollow/Stemmons Center Office Building. Operating activities generated cash of approximately $1,026,000, primarily as a result of cash flow from the operations of the Partnership's properties prior to their sale and interest income earned from short-term investments, net of the payment of administrative expenses. Cash received from investing activities consisted of net proceeds of approximately $61,515,000 from the sales of the Park Central, Brookhollow/Stemmons Center and 420 North Wabash office buildings and the Flamingo Pines and Hammond Aire Plaza shopping centers and a distribution from joint venture-affiliate of approximately $207,000 less expenditures of approximately $428,000 for improvements to certain Partnership properties and the funding of restricted escrows of $560,000 related to the sales of the Brookhollow/Stemmons Center Office Building and Hammond Aire Plaza Shopping Center. Financing activities consisted of distributions of sales proceeds to

Partners of approximately $104,252,000, a contribution to the Partnership by the General Partner of approximately $230,000 and distributions paid to joint venture partners of approximately $4,344,000. In addition, in October 1997, the Partnership made a special distribution of $5,806,760 to Limited Partners primarily from the net proceeds from the sale of the 420 North Wabash Office Building, as discussed below.

During 1996, the Partnership sold six properties and its minority joint venture interest in four additional properties. During 1997, the Partnership sold its remaining properties, the Park Central, Brookhollow/Stemmons Center and 420 North Wabash office buildings and the Flamingo Pines and Hammond Aire Plaza shopping centers. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to the lawsuit discussed in Note 8 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

Pursuant to the sale agreement for 45 West 45th Street Office Building, which was owned by a joint venture consisting of the Partnership and three affiliates, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until April 1997, at which time the funds were released in full. The Partnership's share was $206,499. These proceeds were distributed to Limited Partners in July 1997.

Pursuant to the sale agreement for the Perimeter 400 Center Office Building, which was owned by a joint venture consisting of the Partnership and three affiliates, $1,750,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The Partnership's share was $875,000. These proceeds were distributed to Limited Partners in October 1997.

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

The Brookhollow/Stemmons Center Office Building was owned by a joint venture consisting of the Partnership and an affiliate. In April 1997, the joint venture sold the property in an all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. The net proceeds of the sale were $12,383,707, of which $8,978,188 was the Partnership's share. Pursuant to the terms of the sale, $250,000 of the sale proceeds were placed in an escrow and were not to be disbursed to the joint venture until the earlier of the settlement of any claims presented by the purchaser or October 1997. The funds were released in full in October 1997 and the Partnership's share was $181,250. The remainder of the available proceeds was distributed to Partners in July 1997. See Note 4 of Notes to Financial Statements for additional information.

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

In August 1997, the Partnership sold the 420 North Wabash Office Building in an all cash sale for $5,000,000. From the proceeds of the sale, the Partnership paid $146,323 in selling costs. The available proceeds were distributed to Partners in October 1997. See Note 4 of Notes to Financial Statements for additional information.

In February 1997, the General Partner made a settlement payment of $207,384 ($0.15 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et. al., v. Balcor Pension Investors, et. al. class action lawsuit. The General Partner made a contribution of $230,427 to the Partnership, from which the plaintiffs' counsel was paid $23,043 pursuant to the settlement agreement. Of the remaining settlement amount, $124,075 was paid to the original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $83,309 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $272,571 was the Partnership's share.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

In October 1997, the Partnership paid a special distribution of $5,806,760 ($4.20 per Interest) to the holders of Limited Partnership Interests of Mortgage Reductions from the August 1997 sale of the 420 North Wabash Office Building and the release of the Perimeter 400 Center Office Building holdback. Including the October 1997 distribution, Limited Partners have received cash distributions totaling $319.36 per $250 Interest. Of this amount, $142.21 represents Cash Flow from operations and $177.15 represents a return of Original Capital. A future distribution is expected to be made from the release of the holdbacks and escrows on several of the Partnership's properties.

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

(e)(ii) First Amendment to Agreement of Sale relating to the sale of the 420 North Wabash Office Building, Chicago, Illinois, previously filed as Exhibit
(2)(e)(ii) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed for the quarter ended September 30, 1997.

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



Date: November 6, 1997
      ---------------------------