Form 10-K
period 1997-12-31
BALCOR PENSION INVESTORS VI
filed 1998-03-30
CIK 755497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

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

Item 1.  Business
-----------------

Balcor Pension Investors-VI (the "Registrant") is a limited partnership formed in 1984 under the laws of the State of Illinois. The Registrant raised $345,640,500 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant originally funded thirty-one loans, and subsequently acquired thirteen properties and three investments in joint ventures - affiliates through foreclosure. The Registrant also purchased one additional investment in joint venture-affiliate related to an existing investment. The Registrant has since disposed of all of these investments, including the investments in joint ventures-affiliates.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold six properties. In addition, in 1996, four properties in which the Registrant held a minority joint venture interest were sold. During 1997, the Registrant sold its remaining five properties, the Park Central, Brookhollow/Stemmons Center and 420 North Wabash office buildings and the Flamingo Pines and Hammond Aire Plaza shopping centers. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During 1997, the Registrant sold the Park Central and 420 North Wabash office buildings and Flamingo Pines and Hammond Aire Plaza shopping centers in all cash sales for $21,471,000, $5,000,000, $10,200,000 and $13,800,000,
respectively. In addition, the Brookhollow/Stemmons Center Office Building, which was owned by the Registrant and an affiliate, was sold in 1997 in an all cash sale for $12,724,000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Mortgage Advisors-VI, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2.  Properties
-------------------

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real property investments.

Item 3.  Legal Proceedings
--------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

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

The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint for failure to state a cause of action. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter for failure to state a cause of action, with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Plaintiff's brief was filed with the Appellate Court in September 1997. Defendants filed their reply briefs in January 1998. Oral arguments before the Appellate Court were held on March 18, 1998. The Appellate Court is expected to issue its opinion in the spring of 1998, although there can be no assurances on such date.

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

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

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

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 58,835.

Item 6.  Selected Financial Data
--------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                        1997        1996        1995        1994       1993
                    ----------  ----------  ----------  ----------  ----------
Total income        $2,716,977 $14,782,470 $16,011,025 $16,696,829 $16,941,268
Recovery of
  losses on
  loans, real
  estate and
  accrued interest
  receivable              None   3,351,785   2,465,000        None        None
Provision for
  losses on
  loans, real
  estate and
  accrued interest
  receivable           256,000   2,605,562   1,800,000    3,900,000   4,665,000
Income before extra-
  ordinary items     5,888,495  27,120,917  11,582,447  11,040,627   11,817,474
Net income           5,888,495  26,593,221  11,582,447  11,040,627   11,817,474
Net income per
  Limited Partner-
  ship Interest-
  Basic and Diluted       4.20       12.89        7.54        7.18         7.69
Total assets         5,984,286 115,792,938 176,899,144 190,674,572  240,813,287
Mortgage notes
  payable                 None        None  15,657,066  15,700,000   21,257,668
Distributions per
  Limited Partner-
  ship Interest (A)      79.00(B)    39.04       17.40       39.20         8.00

(A) These amounts include distributions of Original Capital of $74.65, $27.70, $8.80, and $29.20 per Limited Partnership Interest for the years 1997, 1996, 1995 and 1994, respectively.

(B) In addition to the above distributions, a special distribution of $.15 per

Interest was paid to class members including certain current investors in the Partnership pursuant to the settlement of a class action lawsuit.

Item 7.  Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Pension Investors-VI (the "Partnership") recognized significantly higher net gains related to its 1996 property sales as compared to the net gains recognized in connection with the 1997 property sales. This was the primary reason net income decreased during 1997 as compared to 1996. Income from operations of real estate held for sale decreased significantly and participation in income of joint venture-affiliates ceased due to the 1997 and 1996 sales of the Partnership's properties and its joint venture interests in properties, which contributed to the decrease in net income. The recognition of net gains on sales during 1996 was the primary reason net income increased during 1996 as compared to 1995. Further discussion of Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

As a result of the sale of the Noland Fashion Square acquisition loan in August 1996, interest income and equity in loss from investment in acquisition loan ceased during 1996.

Income from operations of real estate held for sale represents the net operations of the properties acquired by the Partnership through foreclosure. During 1997, the Partnership sold its five remaining properties, the Park Central, Brookhollow/Stemmons Center and 420 North Wabash office buildings and Flamingo Pines and Hammond Aire Plaza shopping centers, and recognized net gains in connection with these sales of $5,820,593. During 1996, the Partnership sold the Hawthorne Heights, Shoal Run, Sun Lake and Woodscape apartment complexes and the Symphony Woods and Perimeter 400 Center office buildings and recognized gains in connection with these sales totaling $19,443,993. The 1997 and 1996 sales of the Partnership's properties, which were generating income from operations prior to their sales, resulted in a decrease in income from operations of real estate held for sale during 1997 as compared to 1996.

Provisions for potential losses were charged to income when the General Partner believed an impairment had occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of performance under the terms of the loan agreement, assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affected the value of real estate, including economic and demographic conditions. During 1997, the Partnership recognized a provision of $256,000 to provide for a change in the estimate of the fair value of the Hammond Aire Plaza Shopping Center. In addition, during 1997, the Partnership wrote off previously established allowances of $388,809, $2,120,000 and $2,562,000 related to the Flamingo Pines Shopping Center, Hammond Aire Plaza Shopping Center, and 420 North Wabash Office Building, respectively. The Partnership had no loans in 1997. During 1996, the Partnership recognized provisions of $2,252,809, recoveries of $3,351,785 and a write off of a previously established loss allowance of $1,386,215 related to its real estate held for sale. The provisions were recognized to provide for changes in the estimate of the fair value of the Flamingo Pines and Hammond Aire Plaza shopping centers. In addition, in 1996, the Partnership recognized a provision of $352,753 and a write off of an allowance of $627,347 related to the Noland Fashion Square acquisition loan.

The Partnership recognized other income during 1997 in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

The Partnership wrote off the remaining unamortized leasing commissions of approximately $747,000 in connection with the sales of the Park Central, Brookhollow/Stemmons Center and 420 North Wabash office buildings during 1997, which resulted in an increase in amortization expense during 1997 as compared to 1996. During 1996, the Partnership wrote off the remaining unamortized leasing commissions of approximately $712,000 in connection with the sale of the Perimeter 400 Center office building, which partially offset the increase.

During 1996, the Partnership incurred higher legal, professional, printing and postage costs in connection with its response to a tender offer. In addition, portfolio management and legal fees decreased in 1997 due to the property sales in 1996. As a result, administrative expenses decreased during 1997 as compared to 1996.

Participation in income of joint ventures with affiliates represented the Partnership's share of the operations of the Sand Pebble Village - Phases I and II and Jonathan's Landing apartment complexes and the 45 West 45th Street Office Building. Due to the 1996 sales of these properties, participation in income of joint ventures with affiliates ceased during 1996. In addition, the Partnership incurred its share of a prepayment penalty of $65,074 paid in 1996 in connection with the sale of Sand Pebble Village - Phase II Apartments. This amount was recognized as participation in debt extinguishment expense of joint venture-affiliate and classified as an extraordinary item during 1996.

The Sun Lake Apartments and Perimeter 400 Center and Brookhollow/Stemmons Center office buildings were owned by joint ventures with affiliates. As a result of the gain recognized in connection with the sale of Perimeter 400 Center Office Building and the recovery of a previously established loss allowance related to Sun Lake Apartments, affiliates' participation in income of joint ventures decreased during 1997 as compared to 1996.

In connection with the 1996 sale of Sun Lake Apartments, the Partnership wrote off the remaining unamortized deferred expenses related to the property of $746,767, of which $284,145 was the minority joint venture partner's share. This amount was recognized as debt extinguishment expense and classified as an extraordinary item during 1996.

1996 Compared to 1995
---------------------

The July 1995 foreclosure of the Jonathan's Landing Apartments loan and the August 1996 sale of the Noland Fashion Square acquisition loan resulted in a decrease in interest income on loans receivable and income from investment in acquisition loan during 1996 as compared to 1995.

Income from operations of real estate held for sale represented the net operations of the properties acquired by the Partnership through foreclosure. As of December 31, 1996, the Partnership was operating five properties. Original funds advanced by the Partnership totaled approximately $88,600,000 for those five properties. The Partnership sold the Hawthorne Heights, Woodscape, Shoal Run and Sun Lake apartment complexes in June, August, September and November 1996, respectively, and the Symphony Woods and Perimeter 400 Center office buildings in December 1996. The property sales resulted in a decrease in income from operations of real estate held for sale during 1996 as compared to 1995. This decrease was partially offset by an increase in operations at the Park Central Office Building and Sun Lake Apartments totaling approximately $930,000. The increase is attributable to lower tenant related expenditures at Park Central during 1996 and exterior painting incurred during 1995 at the Sun Lake Apartments.

Interest income on short-term investments decreased during 1996 as compared to 1995 primarily due to lower average cash balances available for investment in 1996 due to special distributions paid to the Limited Partners in 1995.

During 1995, the Partnership recognized a provision of $1,800,000 and a recovery of $2,465,000 related to its real estate held for sale. The Partnership did not recognize any provisions during 1995 related to its loans.

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

Participation in income (loss) of joint ventures with affiliates represented the Partnership's share of the operations of the Sand Pebble Village - Phases I and II and Jonathan's Landing apartment complexes and the 45 West 45th Street Office Building. During 1996, the Partnership recognized its share of gains recognized in connection with the sales of the Sand Pebble Village - Phase II and Jonathan's Landing apartment complexes and the 45 West 45th Street Office Building, and the recovery of a previously established loss allowance related to the Sand Pebble Village Apartments - Phase I. During 1995, the Partnership recognized its share of a provision for loss relating to the 45 West 45th Street Office Building. The combined effect of these events resulted in the Partnership recognizing participation in income of joint ventures during 1996 as compared to participation in loss during 1995.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $52,652,000 as of December 31, 1997 when compared to December 31, 1996 primarily due to the payment of a distribution to Limited Partners in January 1997 from proceeds from the 1996 property sales. In addition, the Partnership made distributions to Limited Partners in 1997 from proceeds from the sales of the Flamingo Pines and Hammond Aire Plaza shopping centers and the Park Central, Brookhollow/Stemmons Center and 420 North Wabash office buildings and distributions to joint venture partners primarily of proceeds from the sale of the Brookhollow/Stemmons Center Office Building. Operating activities generated cash of approximately $606,000 primarily as a result of cash flow from the collection of certain receivables related to sold properties, the operations of the Partnership's properties prior to their sale and interest income earned from short-term investments, net of the payment of administrative expenses. Cash received from investing activities consisted primarily of net proceeds of approximately $61,515,000 from the 1997 property sales and a distribution from joint venture-affiliate of approximately $207,000 less expenditures of approximately $428,000 for improvements to certain Partnership properties and the funding of restricted escrows of $310,000 related to the sale of the Hammond Aire Plaza Shopping Center. Financing activities consisted primarily of distributions to Partners of approximately $110,059,000, a contribution to the Partnership by the General Partner of approximately $230,000 in connection with a class action lawsuit pursuant to a settlement agreement and distributions paid to joint venture partners of approximately $4,413,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties. In addition, in 1996, four properties in which the Partnership held a minority joint venture interest were sold. During 1997, the Partnership sold its remaining five properties, the Park Central, Brookhollow/Stemmons Center and 420 North Wabash office buildings and the Flamingo Pines and Hammond Aire Plaza shopping centers. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

In February 1997, the Partnership sold the Park Central Office Building in an all cash sale for $21,471,000. From the proceeds of the sale, the Partnership paid $470,891 in selling costs. Pursuant to the terms of the sale, the Partnership was required to retain $1,100,000 of the sales proceeds until November 1997, at which time the funds were released in full. The available proceeds were distributed to Partners in April 1997. See Note 12 of Notes to Financial Statements for additional information.

In February 1997, the Partnership sold the Flamingo Pines Shopping Center in an all cash sale for $10,200,000. From the proceeds of the sale, the Partnership paid $346,400 in selling costs. The available proceeds were distributed to Partners in April 1997. See Note 12 of Notes to Financial Statements for additional information.

The Brookhollow/Stemmons Center Office Building was owned by a joint venture consisting of the Partnership and an affiliate. In April 1997, the joint venture sold the property in an all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. The net proceeds of the sale were $12,383,707, of which $8,978,188 was the Partnership's share. Pursuant to the terms of the sale, $250,000 of the sale proceeds were placed in an escrow and were not to be disbursed to the joint venture until the earlier of the settlement of any claims presented by the purchaser or October 1997. The funds were released in full in October 1997 and the Partnership's share was $181,250. The available proceeds were distributed to Partners in July 1997. See Note 12 of Notes to Financial Statements for additional information.

In May 1997, the Partnership sold the Hammond Aire Plaza Shopping Center in an all cash sale for $13,800,000. From the proceeds of the sale, the Partnership paid $376,001 in selling costs. The available proceeds were distributed to Partners in July 1997. Pursuant to the terms of the sale, the Partnership was required to retain $712,500 of the sales proceeds until the later of November 1997 or the settlement of any claims presented by the purchaser. The funds were released in March 1998 after the Partnership paid $53,437 for certain tenant improvement costs and leasing commissions. Pursuant to the terms of the sale, an additional $310,000 of the sale proceeds was placed in escrow at closing. In March 1998, $50,000 of the escrow was disbursed to the Partnership and $25,000 was disbursed to the purchaser to cover certain survey and easement costs. The remaining sale proceeds of $235,000 remain in escrow pending resolution of certain tenant issues. The Partnership expects to receive a majority of the sales proceeds remaining in the escrow. See Note 12 of Notes to Financial Statements for additional information.

In August 1997, the Partnership sold the 420 North Wabash Office Building in an all cash sale for $5,000,000. From the proceeds of the sale, the Partnership paid $146,323 in selling costs. The available proceeds were distributed to Partners in October 1997. See Note 12 of Notes to Financial Statements for additional information.

n February 1997, the General Partner made a settlement payment of $207,384

($0.15 per Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy, et. al., v. Balcor Pension Investors, et. al. class action lawsuit. The General Partner made a contribution of $230,427 to the Partnership, from which the plaintiffs' counsel was paid $23,043 pursuant to the settlement agreement. Of the remaining settlement amount, $124,075 was paid to original investors who held their Limited Partnership Interests at the date of the settlement, and was recorded as a distribution to Limited Partners in Financial Statements. The remaining portion of the settlement of $83,309 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $272,571 was the Partnership's share.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 70,711 Interests and cash of $5,461,510 in the Early Investment Incentive Fund.

The Partnership made four distributions totaling $79.00, $39.04 and $17.40 per Interest in 1997, 1996 and 1995, respectively. See Statements of Partners' Capital for additional information. Distributions were comprised of $4.35 of Cash Flow and $74.65 of Mortgage Reductions in 1997, $11.34 of Cash Flow and $27.70 of Mortgage Reductions in 1996 and $8.60 of Cash Flow and $8.80 of Mortgage Reductions in 1995.

To date, Limited Partners have received cash distributions totaling $319.36 per $250 Interest. Of this amount, $142.21 represents Cash Flow from operations and $177.15 represents a return of Original Capital. The Partnership is expected to make a distribution from the release of the holdbacks and escrows on several of the Partnership's properties in April 1998. Thereafter, no additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants in any matter of accounting principles, practices or financial statement disclosure.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-VI, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                              OFFICERS

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Vice President                     John K. Powell, Jr.
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11.  Executive Compensation
--------------------------------

The Registrant paid $8,875 in 1997 with respect to one of the executive officers and directors of Balcor Mortgage Advisors-VI, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 11 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
(a) The following entities are the sole Limited Partners which own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
----------------    -----------         ----------     ------------
Limited             Walton Street       63,849.53            4.62%
Partnership         Capital Acquisition Limited
Interests           Co. II, L.L.C.      Partnership
                    Chicago             Interests
                    Illinois

Limited             Beattie             34,380.51            2.49%
Partnership         Place               Limited
Interests           Greenville,         Partnership
                    South Carolina      Interests

While Walton Street Capital Acquisition Co. II, L.C.C. and Beattie Place individually own less than 5% of the Interests, for purposes of this Item 12, Walton Street Capital Acquisition Co. II, L.L.C. is an affiliate of Beattie Place and, collectively, they own 7.11% of the Interests.

(b) Balcor Mortgage Advisors-VI (principally through the Early Investment Incentive Fund) and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
         Interests             70,714 Interests       5.1%

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional interests.

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

(b)(ii) Letter Agreement relating to the sale of the Park Central Office building, De Kalb County, Georgia, previously filed as Exhibit (10)(b)(ii) to the Registrant's Annual Report on Form 10-K for the quarter ended December 31, 1996, is incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of Hammond Aire Plaza Shopping Center, Baton Rouge, Louisiana, previously filed as Exhibit
(10)(c) to the Registrant's Annual Report on Form 10-K for the quarter ended December 31, 1996, is incorporated herein by reference.

(c)(ii) Due Diligence Termination Notice relating to the sale of Hammond Aire Plaza Shopping Center, Baton Rouge, Louisiana, previously filed as Exhibit
(10)(c)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(c)(iii) Ratification and Amendment of Agreement of Sale relating to the sale of Hammond Aire Plaza Shopping Center, Baton Rouge, Louisiana, previously filed as Exhibit (10)(c)(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

(c)(iv) Second Amendment to Agreement of Sale relating to the sale of Hammond Aire Plaza Shopping Center, Baton Rouge, Louisiana, previously filed as Exhibit
(10)(c)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(d)(i) Agreement of Sale relating to the contract to sell Brookhollow/Stemmons Office Building, Dallas, Texas, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated March 27, 1997, is incorporated herein by reference.

(d)(ii) Amendment No. 1 to Agreement of Sale relating to the sale of Brookhollow/Stemmons Center Office Building, Dallas, Texas, previously filed as Exhibit (10)(d)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(e)(i) Agreement of Sale and attachment thereto relating to the sale of the 420 North Wabash Office Building, Chicago, Illinois, as previously filed as Exhibit
(2)(ii) to the Registrant's Current Report on Form 8-K dated June 16, 1997, is incorporated herein by reference.

(e)(ii) First Amendment to Agreement of Sale relating to the sale of the 420 North Wabash Office Building, Chicago, Illinois, previously filed as Exhibit
(2)(e)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1997.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-VI

                         By: /s/Jayne A. Kosik
                             -----------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Accounting and Financial Officer
                             (Principal Accounting
                             Officer) of Balcor Mortgage
                             Advisors-VI, the General Partner

Date:
      ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------    -------------------------------     ------------
                         Executive and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
  /s/Thomas E. Meador    Advisors-VI, the General Partner
-------------------                                         ---------------
  Thomas E. Meador

                         Senior Managing Director and Chief
                         Accounting and Financial Officer
                         (Principal Accounting Officer) of
                         Balcor Mortgage Advisors-VI, the
                         General Partner
  /s/Jayne A. Kosik
-------------------                                         ---------------
  Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital, for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Pension Investors-VI:

We have audited the financial statements of Balcor Pension Investors-VI (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors-VI (An Illinois Limited Partnership) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate interests. Upon resolution of the litigation described in Note 16 to the financial statements, the Partnership intends to cease operations and dissolve.


                                        COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 25, 1998

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                    December 31, 1997 and December 31, 1996

                                     ASSETS

                                               1997             1996
                                          ---------------  ---------------
Cash and cash equivalents                 $    5,290,460   $   57,942,543
Escrow deposits - restricted                     310,000
Accounts and accrued interest receivable         383,826        2,632,514
Prepaid expenses                                                   95,079
Deferred expenses, net of accumulated
  amortization of $380,456 in 1996                                634,027
                                          ---------------  ---------------
                                          $    5,984,286       61,304,163
                                          ---------------  ---------------
Real estate held for sale (net of
  allowance of $4,814,809 in 1996)                             54,282,276
Investment in joint venture with
  affiliates                                                      206,499
                                                           ---------------
                                                               54,488,775
                                          ---------------  ---------------
                                          $    5,984,286   $  115,792,938
                                          ===============  ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $       41,259   $      926,057
Due to affiliates                                 66,452          174,426
Accrued liabilities, principally
  real estate taxes                                               715,520
Security deposits                                                 256,363
                                          ---------------  ---------------
    Total liabilities                            107,711        2,072,366
                                          ---------------  ---------------
Commitments and contingencies

Affiliates' participation in joint
  ventures                                                      3,904,307
Limited Partners' capital (1,382,562
  Interests issued and outstanding)            6,388,335      109,967,857
General Partner's deficit                       (511,760)        (151,592)
                                          ---------------  ---------------
    Total partners' capital                    5,876,575      109,816,265
                                          ---------------  ---------------
                                          $    5,984,286   $  115,792,938
                                          ===============  ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
              for the years ended December 31, 1997, 1996 and 1995


                                 Partners' Capital  (Deficit) Accounts
                             --------------    ------------ --------------
                                                  General       Limited
                                  Total           Partner      Partners
                             --------------    ------------ --------------
Balance at December 31, 1994 $ 152,886,800     $(7,020,373) $ 159,907,173

Cash distributions to:
  Limited Partners (A)         (24,056,579)                   (24,056,579)
  General Partner               (1,321,115)     (1,321,115)

Net income for the year
  ended December 31, 1995       11,582,447       1,158,245     10,424,202
                             --------------    ------------ --------------
Balance at December 31, 1995   139,091,553      (7,183,243)   146,274,796

Cash distributions to:
  Limited Partners (A)         (53,975,220)                   (53,975,220)
  General Partner               (1,742,028)     (1,742,028)
  Deemed distribution (B)         (151,261)                      (151,261)

Net income for the year
  ended December 31, 1996       26,593,221       8,773,679     17,819,542
                             --------------    ------------ --------------
Balance at December 31, 1996   109,816,265        (151,592)   109,967,857

Cash distributions to:
  Limited Partners (A)        (109,346,473)                  (109,346,473)
  General Partner                 (668,239)       (668,239)
  Deemed distribution (C)          (43,900)                       (43,900)

Cash contribution                  230,427         230,427

Net income for the year
  ended December 31, 1997        5,888,495          77,644      5,810,851
                             --------------    ------------ --------------
Balance at December 31, 1997 $   5,876,575     $  (511,760) $   6,388,335
                             ==============    ============  =============

(A) Summary of cash distributions paid per Limited Partnership Interest:

                                  1997            1996           1995
                             --------------     ----------- --------------

             First Quarter   $       28.00 (D) $      2.00  $        2.00

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
               for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)


                                 1997               1996         1995
                             --------------     -----------   ------------
             Second Quarter          31.35            2.86           4.50
             Third Quarter           15.45            7.68           6.52
             Fourth Quarter           4.20           26.50           4.38

(B) This amount represents a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of the Perimeter 400 Center Office Building.

(C) This amount represents a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of the Park Central Office Building.

(D) In addition to the above distribution, a special distribution of $0.15 per Interest was paid to class members including certain current

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1997, 1996 and 1995


                                  1997             1996          1995
                             --------------    ------------ --------------
Income:
  Interest on loans
    receivable and from
    investment in
    acquisition loan                           $   313,255  $     816,044
Income from operations
    of real estate held
    for sale                 $   1,569,360       9,923,126     11,142,276
  Interest on short-term
    investments                  1,124,011       1,194,304      1,587,705
  Recovery of losses on
    loans, real estate
    and accrued interest
    receivable                                   3,351,785      2,465,000
  Other income                      23,606
                             --------------    ------------ --------------
    Total income                 2,716,977      14,782,470     16,011,025
                             --------------    ------------ --------------
Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable            256,000       2,605,562      1,800,000
  Amortization of deferred
    expenses                       853,874         851,951        300,935
  Administrative                 1,030,548       1,556,744      1,229,199
                             --------------    ------------ --------------
    Total expenses               2,140,422       5,014,257      3,330,134
                             --------------    ------------ --------------
Income before joint venture
  participations, equity in
  loss from investment in
  acquisition loan,net gains on
  dispositions of real estate
  and extraordinary items          576,555       9,768,213     12,680,891
Participation in income (loss)
  of joint ventures -
  affiliates before
  extraordinary items                            5,573,531        (18,481)
Equity in loss from
  investment in
  acquisition loan                                 (56,481)       (32,714)

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                  1997             1996          1995
                             --------------    ------------ --------------
Affiliates' participation
  in income of joint ventures     (508,653)     (7,608,339)    (1,047,249)
Net gains on dispositions of
  real estate                    5,820,593      19,443,993
                             --------------    ------------ --------------
  Income before extraordinary
    items                        5,888,495      27,120,917     11,582,447
                             --------------    ------------ --------------
Extraordinary items:
  Debt extinguishment expenses                    (746,767)
  Affiliate's participation in
    debt extinguishment expense                    284,145
  Participation in debt
    extinguishment expense of
    joint venture - affiliate                      (65,074)
                                               ------------
    Total extraordinary items                     (527,696)
                             --------------    ------------ --------------
Net income                   $   5,888,495     $26,593,221  $  11,582,447
                             ==============    ===========================
Income before extraordinary
  items allocated to
  General Partner            $      77,644     $ 8,826,449  $   1,158,245
                             ==============    ============ ==============
Income before extraordinary
  items allocated to
  Limited Partners           $   5,810,851     $18,294,468  $  10,424,202
                             ==============    ============ ==============
Income before extraordinary
  items per Limited Partnership
  Interest (1,382,562 issued
  and outstanding) - Basic
  and Diluted                $        4.20     $     13.23  $        7.54
                             ==============    ============ ==============
Extraordinary items allocated
  to General Partner                 None      $   (52,770)         None
                             ==============    ============ ==============
Extraordinary items allocated
  to Limited Partners                None      $  (474,926)         None
                             ==============    ============ ==============
Extraordinary items per
Limited Partnership Interest

  The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                  1997             1996          1995
                             --------------    ------------ --------------

  (1,382,562 issued and
  outstanding) - Basic and
  Diluted                            None      $     (0.34)         None
                             ==============    ============ ==============
Net income allocated to
  General Partner            $      77,644     $ 8,773,679  $   1,158,245
                             ==============    ============ ==============
Net income allocated to
  Limited Partners           $   5,810,851     $17,819,542  $  10,424,202
                             ==============    ============ ==============
Net income per Limited
  Partnership Interest
  (1,382,562 issued and
  outstanding) - Basic and
  Diluted                    $        4.20     $     12.89  $        7.54
                             ==============     =========== ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1997, 1996 and 1995


                                  1997             1996          1995
                             --------------    ------------ --------------
Operating activities:
  Net income                 $   5,888,495     $26,593,221  $  11,582,447
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Recovery of losses on
      loans, real estate
      and accrued interest
      receivable                                (3,351,785)    (2,465,000)
      Provision for
        potential losses on
        loans, real estate
        and accrued interest
        receivable                 256,000       2,605,562      1,800,000
      Payment of deferred
        expenses                  (219,847)       (297,704)      (264,559)
      Amortization of
        deferred expenses          853,874         851,951        300,935
      Participation in (income)
        loss of joint ventures
        - affiliates                            (5,573,531)        18,481
      Equity in loss from
        investment in
        acquisition loan                            56,481         32,714
      Affiliates' participation
        in income of joint
        ventures                   508,653       7,608,339      1,047,249
      Net gains on dispositions
        of real estate          (5,820,593)    (19,443,993)
      Debt extinguishment
        expenses                                   746,767
      Affiliate's participation
        in debt extinguishment
        expense                                   (284,145)
      Participation in debt
        extinguishment expense of
        of joint venture -
        affiliate                                   65,074
      Net change in:
        Escrow deposits                            356,330       (341,703)
        Accounts and accrued
          interest receivable    1,008,678        (116,082)        17,251

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                  1997             1996          1995
                             --------------    ------------ --------------

       Prepaid expenses             95,079         194,503       (176,701)
        Accounts payable          (884,798)        162,315        258,094
        Due to affiliates         (107,974)        122,726       (122,478)
        Accrued liabilities       (715,520)        (92,742)       (97,008)
        Security deposits         (256,363)       (408,642)        19,401
                             --------------    ------------ --------------
  Net cash provided by
    operating activities           605,684       9,794,645     11,609,123
                             --------------    ------------ --------------
Investing activities:
  Proceeds from sale of
    investment in acquisition
    loan                                       $ 3,803,640
  Cost incurred in connection
    with sale of investment in
    acquisition loan                               (53,058)
  Distributions from joint
    ventures - affiliates    $     206,499      26,576,814  $     859,648
  Contribution to joint
    ventures - affiliates                          (60,700)      (138,899)
  Improvements to properties      (428,213)     (1,478,867)      (521,832)
  Proceeds from dispositions
    of real estate              63,195,000      85,116,168
  Cost incurred with
    dispositions of real estat  (1,679,908)     (2,735,562)
  Escrow deposits - restricted    (310,000)
                             --------------    ------------ --------------
  Net cash provided by
    investing activities        60,983,378      111,168,435       198,917
                             --------------    ------------ --------------

Financing activities:
  Distributions to Limited
    Partners                  (109,346,473)    (53,975,220)   (24,056,579)
  Deemed distribution to
    Limited Partners               (43,900)       (151,261)
  Distributions to General
    Partner                       (668,239)     (1,742,028)    (1,321,115)
  Contribution by General
    Partner                        230,427
  Distributions to joint

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                  1997              1996         1995
                             --------------    ------------ --------------

    venture partners -
    affiliates                  (4,412,960)    (23,769,020)    (1,042,505)
  Capital contributions by
    joint venture partners -
    affiliates                                     487,317
  Refunding of underlying
    revenue bonds                                              15,700,000
  Issuance of underlying
    revenue bonds                                             (15,700,000)
  Release of restricted
    investment                                                    700,000
  Principal payments on
    mortgage note payable                         (148,234)       (42,934)
  Funding of repair escrows                                      (201,075)
  Release of repair escrows                        201,075
  Payment of refinancing fees                                    (774,744)
                             --------------    ------------ --------------
  Net cash used in
    financing activities      (114,241,145)    (79,097,371)   (26,738,952)
                             --------------    ------------ --------------
Net change in cash and cash
  equivalents                  (52,652,083)     41,865,709    (14,930,912)
Cash and cash equivalents
  at beginning of year          57,942,543      16,076,834     31,007,746
                             --------------    ------------ --------------
Cash and cash equivalents
  at end of year             $   5,290,460     $57,942,543  $  16,076,834
                             ==============    ============ ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Pension Investors-VI (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold six properties. In addition, in 1996, four properties in which the Partnership held a minority joint venture interests were sold. During 1997, the Partnership sold its remaining five properties, the Park Central, Brookhollow/Stemmons Center and 420 Wabash office buildings and Flamingo Pines and Hammond Aire Plaza shopping centers. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 16 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

Income from operations of real estate held for sale was reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(c) Loan losses on mortgage notes receivable were charged to income and an allowance account was established when the General Partner believed the loan balance would not be recovered. The General Partner periodically assessed the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance was transferred to real estate held for sale after the fair value of the property, less costs of disposal, was assessed. Upon the transfer to real estate held for sale, a new basis in the property was established.

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value were recorded by an adjustment to the property allowance account and was recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value was determined. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

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

(f) Deferred expenses, which consisted of refinancing fees, were amortized over the term of the respective agreement and upon sale, any remaining unamortized balance was recognized as debt extinguishment expense and classified as an extraordinary item. Leasing commissions were amortized over the life of each respective lease and upon sale, any remaining unamortized balance was recognized as amortization expense.

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

(h) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

(i) Cash and cash equivalents include all unrestricted highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(j) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership's income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(k) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997 and 1996.

(l) A reclassification has been made to the previously reported 1996 financial statements to conform with the classifications used in 1997. These reclassifications have not changed the 1996 results.

(m) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized in October 1984. The Partnership Agreement provides for Balcor Mortgage Advisors-VI to be the General Partner and for the admission of Limited Partners through the sale of up to 1,450,000 Limited

Partnership Interests at $250 per Interest, 1,382,562 of which were sold on or prior to October 31, 1985, the termination date of the offering.

The Partnership Agreement provides that the profits and losses will be allocated 90% to Limited Partners and 10% to the General Partner, of which 2.5% of the General Partner's share relates to the Early Investment Incentive Fund (the "Fund"). For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between partners have been adjusted for financial statement purposes in 1997 and 1996.

To the extent that Cash Flow is distributed, distributions are made as follows:
(i) 90% of such Cash Flow is distributed to the Limited Partners, (ii) 7.5% of such Cash Flow is distributed to the General Partner, and (iii) an additional 2.5% of such Cash Flow is distributed to the General Partner and constitutes the Fund. An amount not to exceed such 2.5% share originally allocated will be returned to the Partnership by the Fund at the dissolution of the Partnership to the extent necessary to enable early investors to receive upon dissolution of the Partnership a return of their Original Capital plus a Cumulative Return of 15% for Interests purchased on or before June 30, 1985, and 14% for Interests purchased between July 1, 1985 and October 31, 1985.

Amounts placed in the Fund were used to repurchase Interests from existing Limited Partners, at the sole discretion of the General Partner and subject to certain limitations. All repurchases of Interests have been made at 90% of the current value of such Limited Partnership Interests at the previous quarter end. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests were paid to the Fund and were available to repurchase additional Interests. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 70,711 Interests and cash of $5,461,510 in the Fund.

In accordance with the Partnership Agreement, 100% of Mortgage Reductions generated from the disposition of the Partnership's investments is distributed to the Limited Partners.

5. Interest Expense:

During the years ended December 31, 1996 and 1995, the Partnership incurred interest expense on the mortgage notes payable of $941,895 and $959,064, respectively, and paid interest of $941,895 and $1,020,529, respectively.

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

The Jonathan's Landing loan receivable was on nonaccrual status in 1994 and prior to the acquisition through foreclosure of the property in 1995. Loans on nonaccrual status and loans whose payment terms had been restructured were referred to as impaired loans. Net interest income relating to impaired loans was $524,637 in 1995. Net interest income included in the accompanying Statements of Income and Expenses amounted to $425,421 in 1995. As a result of the sale of the Partnership's remaining loan receivable in 1996, the Partnership did not recognize net interest income in 1996 or 1997.

7. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1997 is described in the table below:

                                    1997           1996          1995
                                -----------   -----------   -----------
     Loans:
      Balance at beginning of
      year                             None      $274,594    $1,308,594
     Provision charged to
      income                           None       352,753         None
     Direct write-off of
      loans against allowance          None     (627,347)   (1,034,000)
                                -----------   -----------   -----------
     Balance at the end of
      the year                         None          None    $ 274,594
                                ===========   ===========   ===========

    Real Estate Held for Sale:
      Balance at beginning of
      year                       $4,814,809    $7,300,000    $7,965,000
     Provision charged to
      income                        256,000     2,252,809     1,800,000
     Recovery of provision
       previously charged
       to income                       None   (3,351,785)   (2,465,000)
     Direct write-off of real
       estate held for sale
       against allowance         (5,070,809)  (1,386,215)          None
                                -----------   ----------   ------------
     Balance at the end of
      the year                         None    $4,814,809    $7,300,000
                                ===========   ===========   ===========

8.  Management Agreements:

The Partnership's properties were under management agreements with a third-party management company prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

9. Affiliates' Participation in Joint Ventures:

(a) The Brookhollow/Stemmons Center Office Complex was owned by the Partnership and an affiliate prior to its sale in April 1997. In previous years, profits and losses were allocated 72.5% to the Partnership and 27.5% to the affiliate. In order for the capital accounts of the joint venture partners to appropriately reflect their respective remaining economic interests, the minority joint venture partner received an adjusted income allocation during 1997. Pursuant to the sale agreement, $250,000 of the sale proceeds were placed in an escrow and were not to be disbursed to the joint venture until the earlier of the settlement of any claims presented by the purchaser or October 1997. The funds were released in full in October 1997 and the affiliate's share of the proceeds was $68,750. See Note 12 of Note to Financial Statements for additional information.

(b) The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates prior to its sale in December 1996. Profits and losses were allocated 50% to the Partnership and 50% among the affiliates. Pursuant to the sale agreement, $1,750,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until September 1997, at which time the funds were released in full. The affiliate's share of the proceeds was $875,000. See Note 12 of Notes to Financial Statements for additional information.

(c) The Sun Lake Apartments was owned by a joint venture consisting of the Partnership and an affiliate prior to its sale in November 1996. Profits and losses were allocated 61.95% to the Partnership and 38.05% to the affiliate. See Note 12 of Notes to Financial Statements for additional information.

All assets, liabilities, income and expenses of the joint ventures were included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for each affiliate's participation.

Net distributions of $4,412,960, $23,281,703 and $1,042,505 were made to joint venture partners during 1997, 1996 and 1995, respectively. In addition, the joint venture partners were allocated their pro-rata share of the recovery of losses in the amount of $977,945 during 1996 and $580,001 during 1995. Provisions for potential losses in the amount of $684,900 were recognized during 1995.

10. Investment in Joint Ventures with Affiliates:

(a) Title to Sand Pebble Village - Phase I Apartments was acquired through a foreclosure sale by a joint venture consisting of the Partnership and an affiliate in 1992. The joint venture purchased the adjacent property, Sand Pebble Village - Phase II Apartments in October 1993. Profits and losses, all capital contributions and distributions for both properties were allocated in accordance with each participant's original funding percentage in the Phase I loan. The Partnership's ownership percentage was 44.63%.

In August 1996, the joint venture sold Sand Pebble Village Apartments - Phase I in an all cash sale for $19,411,765. From the proceeds of the sale, the joint venture paid $431,822 in selling costs. The basis of the property was $21,436,000. The joint venture recognized no gain or loss on the sale of this property. The joint venture recognized a recovery of loss on real estate of $2,080,943 from the sale of this property, of which $928,725 represented the Partnership's share.

In August 1996, the joint venture also sold Sand Pebble Village Apartments - Phase II in an all cash sale for $12,088,235. From the proceeds of the sale, the joint venture paid $4,859,155 to the third party mortgage holder in full satisfaction of the first mortgage loan, paid a prepayment penalty of $145,775 and selling costs of $272,701. The basis of the property was $9,357,449. The joint venture recognized a gain of $2,458,085 from the sale of this property, of which $1,097,043 represented the Partnership's share.

The Partnership's share of the recovery of the loss allowance in 1996 was included in the Partnership's participation in income (loss) of joint venture with affiliates. In addition, during 1996 and 1995, the Partnership received net distributions from these joint ventures totaling $12,229,052 and $855,945, respectively.

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

11. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                         ----------------  ---------------  ----------------
                           Paid   Payable   Paid   Payable   Paid    Payable
                          ------  -------  ------  -------  ------   -------

Mortgage servicing fees None None $8,338 None $30,603 $957 Reimbursement of expenses to the General Partner,
  at cost:
    Accounting            $72,527 $17,704  38,973 $26,534    93,992   8,319
    Data processing         7,606   3,731  11,596   3,890    74,804   5,848
    Investor communica-
      tions                  None    None    None    None    10,982    None
    Legal                  27,757   6,335  18,825  12,816    35,956   4,294
    Portfolio management  169,269  38,682 192,692 131,186   195,656  32,272
    Other                    None    None    None    None    27,456      10

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $41,553 and $169,385 in 1996 and 1995, respectively.

The General Partner made a contribution of $230,427 to the Partnership in connection with the settlement of certain litigation as further described in
Note 14 of Notes to the Financial Statements.

12. Property Dispositions:

(a) In August 1997, the Partnership sold the 420 North Wabash Office Building in an all cash sale for $5,000,000. From the proceeds of the sale, the Partnership paid $146,323 in selling costs. In connection with the sale, the Partnership wrote off $336,626 of accounts receivable related to rental abatements and scheduled rent increases, which has been recorded as a cost of sale of this property. The basis of the property was $4,800,000, which is net of an allowance of $2,562,000. The Partnership had previously established an allowance for potential losses related to this property against which $2,562,000 of its remaining net investment was written off. For financial statement purposes, the Partnership recognized a loss of $282,949 in connection with the sale of this property.

(b) In May 1997, the Partnership sold the Hammond Aire Plaza Shopping Center in an all cash sale for $13,800,000. From the proceeds of the sale, the Partnership paid $376,001 in selling costs. Pursuant to the terms of the sale, $310,000 of the sale proceeds was placed in escrow at closing. In March 1998, $50,000 of the escrow was disbursed to the Partnership and $25,000 was disbursed to the purchaser to cover certain survey and easement costs. The remaining sale proceeds of $235,000 remain in escrow pending resolution of certain tenant issues. The Partnership expects to receive a majority of the sales proceeds remaining in the escrow. The basis of the property was $13,423,999, which is net of an allowance of $2,120,000. For financial statement purposes, the Partnership recognized no gain or loss from the sale of this property. However, the Partnership had previously established an allowance for potential losses related to this property against which its remaining net investment of $2,120,000 was written off.

(c) The Brookhollow/Stemmons Center Office Building was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participation percentages in the joint venture of 72.5% and 27.5%, respectively. In April 1997, the joint venture sold the property in an all cash sale for $12,724,000. From the proceeds of the sale, the joint venture paid $340,293 in selling costs. In connection with the sale, the joint venture wrote off $903,384 of accounts receivable related to rental abatements and scheduled rent increases, which has been recorded as a reduction of the gain. The basis of the property was $11,074,128. For financial statement purposes, the joint venture recognized a gain of $406,195 from the sale of this property, all of which was allocated to the minority joint venture partner. See Note 10 of Notes to Financial Statements for additional information regarding the allocation of the gain.

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

(e) In February 1997, the Partnership sold the Park Central Office Building in an all cash sale for $21,471,000. From the proceeds of the sale, the Partnership paid $470,891 in selling costs. In addition, the Partnership paid a state withholding tax of $43,900 on behalf of the Limited Partners relating to the gain on the sale of the property which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was $15,302,762. For financial statement purposes, the Partnership recognized a gain of $5,697,347 in connection with the sale of this property.

(f) In December 1996, the Partnership sold Symphony Woods Office Building in an all cash sale for $7,275,000. From the proceeds of the sale, the Partnership paid $251,836 in selling costs. The basis of the property was $5,153,837. For financial statement purposes, the Partnership recognized a gain of $1,869,327 from the sale of this property.

(g) The Perimeter 400 Center Office Building was owned by a joint venture consisting of the Partnership and three affiliates. The Partnership and the affiliates held participating percentages in the joint venture of 50%, 22%, 15%, and 13%, respectively. In December 1996, the joint venture sold the property in an all cash sale for $40,700,000. From the proceeds of the sale, the joint venture paid $882,765 in selling costs. In addition, the Partnership paid a state withholding tax of $151,261 relating to the gain on the sale of this property. The basis of the property was $27,396,252. For financial statement purposes, the Partnership recognized a gain of $12,420,983 from the sale of this property, of which $6,210,492 was the minority joint venture partners' share.

(h) Sun Lake Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held percentages in the joint venture of 61.95% and 38.05%, respectively. In November 1996, the joint venture sold the property in an all cash sale for $24,000,000. The purchaser of the property took title to the property subject to the existing first mortgage loan of $15,508,832, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the joint venture paid $701,215 in selling costs. The basis of the property was $24,685,000. For financial statement purposes, the joint venture recognized no gain or loss from the sale of this property. The joint venture recognized a recovery of loss on real estate of $1,413,785 from the sale of this property, of which $537,945 was the minority joint venture partner's share, and wrote off $1,386,215 against the previously established loss allowance related to this property.

(i) In September 1996, the Partnership sold Shoal Run Apartments in an all cash sale for $10,800,000. From the proceeds of the sale, the Partnership paid

$290,800 in selling costs. The basis of the property was $9,450,000. For financial statement purposes, the Partnership recognized a gain of $1,059,000 from the sale of this property.

(j) In August 1996, the Partnership sold the Woodscape Apartments in an all cash sale for $9,550,000. From the proceeds of the sale, the Partnership paid $299,421 in selling costs. The basis of the property was $6,629,000. For financial statement purposes, the Partnership recognized a gain of $2,621,579 from the sale of this property.

(k) In June 1996, the Partnership sold the Hawthorne Heights Apartments in an all cash sale for $8,300,000. From the proceeds of the sale, the Partnership paid $309,525 in selling costs. The basis of the property was $6,517,570. For financial statement purposes, the Partnership recognized a gain of $1,472,905 from the sale of this property.

13. Extraordinary Items:

(a) In connection with the 1996 of the Sun Lake Apartments, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $746,767, of which $284,145 was the minority joint venture partner's share. This amount was recognized as debt extinguishment expense and classified as an extraordinary item.

(b) In connection with the 1996 sale of the Sand Pebble Village - Phase II Apartments, the joint venture paid a prepayment penalty in the amount of $145,775, of which $65,074 was the Partnership's share. This amount was recognized as debt extinguishment expense and classified as an extraordinary item.

14. Settlement of Litigation:

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

15. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, and accounts payable approximates fair value.

16. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.