Form 10-Q
period 1998-03-31
BALCOR PENSION INVESTORS VI
filed 1998-05-05
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR
`
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                              1998             1997
                                         ---------------- ----------------
Cash and cash equivalents                $     5,517,975  $     5,290,460
Escrow deposits - restricted                     235,000          310,000
Accounts and accrued interest receivable          73,547          383,826
Prepaid expenses                                   2,630
                                         ---------------- ----------------
                                               5,829,152        5,984,286
                                         ================ ================

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $        58,942  $        41,259
Due to affiliates                                 82,405           66,452
                                         ---------------- ----------------
    Total liabilities                            141,347          107,711
                                         ---------------- ----------------

Commitments and contingencies

Limited Partners' capital (1,382,562
  Interests issued and outstanding)            6,199,565        6,388,335
General Partner's deficit                       (511,760)        (511,760)
                                         ---------------- ----------------
    Total partners' capital                    5,687,805        5,876,575
                                         ---------------- ----------------
                                         $     5,829,152  $     5,984,286
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)


                                              1998             1997
                                         ---------------- ----------------
Income:
  (Loss) income from operations of real
    estate held for sale                 $        (4,364) $     1,128,853
  Interest on short-term investments              74,378          516,012
                                         ---------------- ----------------
      Total income                                70,014        1,644,865
                                         ---------------- ----------------

Expenses:
  Provision for potential losses on
    real estate                                                   256,000
  Amortization of deferred expenses                               345,285
  Other expense                                   78,437
  Administrative                                 180,347          365,519
                                         ---------------- ----------------
      Total expenses                             258,784          966,804
                                         ---------------- ----------------
(Loss) income before affiliate's
  participation in joint venture and gain
  on disposition of real estate                 (188,770)         678,061
Affiliate's participation in income of
  joint venture                                                   (59,657)
Gain on dispostion of real estate                               5,697,347
                                         ---------------- ----------------
Net (loss) income                        $      (188,770) $     6,315,751
                                         ================ ================
Net (loss) income allocated to
  General Partner                                  None             None
                                         ================ ================
Net (loss) income allocated to
  Limited Partners                       $      (188,770) $     6,315,751
                                         ================ ================
Net (loss) income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding) - Basic and Diluted       $         (0.14) $          4.57
                                         ================ ================
Distribution to General Partner                    None   $       307,236
                                         ================ ================
Deemed distribution to Limited Partners            None   $        43,900
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                              1998             1997
                                         ---------------- ----------------

Settlement distribution to Limited
  Partners                                         None   $       124,075
                                         ================ ================
Distribution to Limited Partners                   None   $    38,711,736
                                         ================ ================
Distribution per Limited Partnership
  Interest                                         None   $         28.00
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                              1998             1997
                                         ---------------- ----------------
Operating activities:
  Net (loss) income                      $      (188,770) $     6,315,751
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
      Provision for potential losses on
        real estate                                               256,000
      Payment of deferred expenses                               (219,847)
      Amortization of deferred expenses                           345,285
      Affiliate's participation in income
        of joint venture                                           59,657
      Gain on disposition of real estate                       (5,697,347)
      Net change in:
        Accounts and accrued interest
          receivable                             310,279          525,461
        Prepaid expenses                          (2,630)          80,651
        Accounts payable                          17,683         (112,337)
        Due to affiliates                         15,953           (7,201)
        Accrued liabilities                                      (333,740)
        Security deposits                                        (172,155)
                                         ---------------- ----------------
  Net cash provided by operating
   activities                                    152,515        1,040,178
                                         ---------------- ----------------
Investing activities:
  Improvements to properties                                     (428,213)
  Proceeds from dispositions of
    real estate                                                31,671,000
  Cost incurred with dispositions of
    real estate                                                  (817,291)
  Escrow deposits - restricted                    75,000
                                         ---------------- ----------------
  Net cash provided by investing
   activities                                     75,000       30,425,496
                                         ---------------- ----------------
Financing activities:
  Distributions to Limited Partners                           (38,835,811)
  Deemed distribution to Limited Partners                         (43,900)
  Distribution to General Partner                                (307,236)
  Contribution by General Partner                                 230,427
  Distribution to joint venture partner -
    affiliate                                                     (44,756)
                                                          ----------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                              1998             1997
                                         ---------------- ----------------

  Net cash used in financing activities                       (39,001,276)
                                                          ----------------

Net change in cash and cash equivalents          227,515       (7,535,602)
Cash and cash equivalents at beginning
  of period                                    5,290,460       57,942,543
                                         ---------------- ----------------
Cash and cash equivalents at end of
  period                                 $     5,517,975  $    50,406,941
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its five remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1998 are:
                                       Paid       Payable
                                    ----------   ---------
   Reimbursement of expenses to
     the General Partner, at cost   $  20,844    $  82,405

4. Contingency:

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

5. Subsequent Event:

In April 1998, the Partnership made a distribution of $1,935,587 ($1.40 per Interest) to the holders of Limited Partnership Interests representing Mortgage Reductions from the release of holdbacks and escrows on several of the Partnership's properties.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VI (the "Partnership") is a limited partnership formed in 1984 to invest in first mortgage loans and, to a lesser extent, wrap-around loans and junior mortgage loans. The Partnership raised $345,640,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-one loans, and subsequently acquired thirteen properties and three investments in joint ventures-affiliates through foreclosure. As of March 31, 1998, the Partnership has no loans or real estate in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments during the quarter ended March 31, 1998. This was the primary reason the Partnership recognized a net loss for the quarter ended March 31, 1998. During 1997, the Partnership recognized a gain on the sale of the Park Central Office Building, which was the primary reason the Partnership recognized net income for the quarter ended March 31, 1997. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

Income from operations of real estate held for sale represented the net operations of the properties acquired by the Partnership through foreclosure. During 1997, the Partnership sold its five remaining properties. During 1998, the Partnership paid additional expenditures related to one of the properties sold in 1997. As a result, the Partnership recognized a loss from operations of real estate held for sale during 1998 as compared to income during 1997.

Higher average cash balances were available for investment during 1997 primarily due to the proceeds received by the Partnership from the 1997 sales of the Flamingo Pines Shopping Center and the Park Central Office Building and remaining available proceeds from the 1996 property sales prior to distribution to Partners in April 1997. As a result, interest income on short-term investments decreased in 1998 as compared to 1997.

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

In connection with the sale of the Park Central Office Building in 1997, the Partnership wrote-off the remaining unamortized leasing commissions related to the property. In addition, the Partnership sold its remaining properties in 1997. As a result, amortization expense ceased during 1997.

During 1998, the Partnership paid $78,437 in settlement of claims presented by the purchaser of the Hammond Aire Plaza Shopping Center for certain tenant improvements, leasing, survey and escrow costs pursuant to the sale agreement. The property was sold in 1997. This amount was recognized as other expense for financial statement purposes during 1998.

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership. This payment was recorded as an administrative expense. In addition, the Partnership incurred legal fees related to this settlement. The Partnership also incurred increased legal, printing and postage costs in connection with its responses to tender offers during the first quarter of 1997. As a result, administrative expenses decreased during 1998 as compared to 1997. A decrease in accounting fees during 1998 also contributed to this decrease.

The Brookhollow/Stemmons Center Office Building was owned by a joint venture with an affiliate. As a result of the sale of this property during 1997, affiliate's participation in income of joint venture ceased during 1997.

During February 1997, the Partnership sold the Park Central Office Building and recognized a gain on the sale of $5,697,347.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $228,000 as of March 31, 1998 when compared to December 31, 1997 primarily due to the collection of a receivable related to a property sold during 1997. Operating activities generated cash of approximately $153,000 from the collection of a receivable related to a sold property and interest income earned from short-term investments, net of the payment of administrative expenses and expenses paid pursuant to the settlement of claims presented by the purchaser of the Hammond Aire Plaza Shopping Center. Cash received from investing activities consisted of the release of restricted escrows of $75,000 related to the sale of the Hammond Aire Plaza Shopping Center. In addition, in April 1998, the Partnership made a distribution of $1,935,587 to Limited Partners primarily from the release of holdbacks and escrows on several of the Partnership's properties, as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its five remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

Pursuant to the sale agreement for the Hammond Aire Plaza Shopping Center, $712,500 of the sales proceeds was to be retained until the later of November 1997 or the settlement of any claims presented by the purchaser. The funds were released in March 1998 after the Partnership paid $53,437 for certain tenant improvement costs and leasing commissions. Pursuant to the terms of the sale, an additional $310,000 of the sale proceeds was placed in escrow at closing. In March 1998, $50,000 of the escrow was disbursed to the Partnership and $25,000 was disbursed to the purchaser to cover certain survey and easement costs. The remaining sale proceeds of $235,000 remain in escrow pending resolution of certain tenant issues. The Partnership expects to receive a majority of the sales proceeds remaining in the escrow.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1998, there were 70,711 Interests and cash of $5,461,510 in the Early Investment Incentive Fund.

In April 1998, the Partnership made a distribution of $1,935,587 ($1.40 per Interest) to the holders of Limited Partnership Interests representing Mortgage Reductions from the release of holdbacks and escrows on several of the Partnership's properties. Including the April 1998 distribution, Limited Partners have received cash distributions totaling $320.76 per $250 Interest. Of this amount, $142.21 represents Cash Flow from operations and $178.55 represents a return of Original Capital. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1998.

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


                              By: /s/Jayne A. Kosik
                                  -----------------------------
                                  Jayne A. Kosik
                                  Senior Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Mortgage Advisors-VI, the General
                                  Partner



Date: May 5, 1998
      ---------------------------