Form 10-Q
period 1998-06-30
BALCOR PENSION INVESTORS VI
filed 1998-08-14
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                      OR
`
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                               1998            1997
                                           --------------- ---------------
Cash and cash equivalents                  $    3,498,835  $    5,290,460
Escrow deposits - restricted                      235,000         310,000
Accounts and accrued interest receivable           47,774         383,826
                                           --------------- ---------------
                                           $    3,781,609  $    5,984,286
                                           =============== ===============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $        4,791  $       41,259
Due to affiliates                                 118,125          66,452
                                           --------------- ---------------
    Total liabilities                             122,916         107,711
                                           --------------- ---------------

Commitments and contingencies

Limited Partners' capital (1,382,562
  Interests issued and outstanding)             4,170,453       6,388,335
General Partner's deficit                        (511,760)       (511,760)
                                           --------------- ---------------
    Total partners' capital                     3,658,693       5,876,575
                                           --------------- ---------------
                                           $    3,781,609  $    5,984,286
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                1998            1997
                                           --------------- ---------------
Income:
  Interest on short-term investments       $      124,206  $      841,848
                                           --------------- ---------------
      Total income                                124,206         841,848
                                           --------------- ---------------
Expenses:
  Provision for potential losses on
    loan and real estate                                          256,000
  Loss (income) from operations of real
    estate held for sale                            5,028      (1,443,597)
  Amortization of deferred expenses                               638,712
  Other expenses                                   78,437
  Administrative                                  323,036         565,181
                                           --------------- ---------------
      Total expenses                              406,501          16,296
                                           --------------- ---------------
(Loss) income before affiliate's
  participation in joint venture
  and gains on disposition of real estate        (282,295)        825,552

Affiliate's participation in income of
  joint venture                                                  (508,653)
Gains on disposition of real estate                             6,103,542
                                           --------------- ---------------
Net (loss) income                          $     (282,295) $    6,420,441
                                           =============== ===============
Net income allocated to General
    Partner                                          None  $       76,998
                                           =============== ===============
Net (loss) income allocated to Limited
    Partners                               $     (282,295) $    6,343,443
                                           =============== ===============
Net (loss) income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding) - Basic and Diluted         $        (0.20) $         4.59
                                           =============== ===============
Distributions to General Partner                     None  $      668,239
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                1998            1997
                                           --------------- ---------------
Settlement distribution to Limited
  Partners                                           None  $      124,075
                                           =============== ===============
Distributions to Limited Partners          $    1,935,587  $   82,055,055
                                           =============== ===============
Distributions per Limited Partnership
  Interest                                 $         1.40  $        59.35
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)


                                                1998            1997
                                           --------------- ---------------
Income:
  Interest on short-term investments       $       49,828  $      325,836
                                           --------------- ---------------
      Total income                                 49,828         325,836
                                           --------------- ---------------

Expenses:
 Loss (income) from operations of
    real estate held for sale                         664        (314,744)
  Amortization of deferred expenses                               293,427
  Administrative                                  142,689         199,662
                                           --------------- ---------------
      Total expenses                              143,353         178,345
                                           --------------- ---------------
(Loss) income before affiliate's
  participation in joint venture
  and gain on disposition of real estate          (93,525)        147,491

Affiliate's participation in income of
  joint venture                                                  (448,996)
Gain on disposition of real estate                                406,195
                                           --------------- ---------------
Net (loss) income                          $      (93,525) $      104,690
                                           =============== ===============
Net income allocated to General
    Partner                                          None  $       76,998
                                           =============== ===============
Net (loss) income allocated to Limited
  Partners                                 $      (93,525) $       27,692
                                           =============== ===============
Net (loss) income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding) - Basic and Diluted         $        (0.06) $         0.02
                                           =============== ===============
Distribution to General Partner                      None  $      361,003
                                           =============== ===============
Distribution to Limited Partners           $    1,935,587  $   43,343,319
                                           =============== ===============
Distribution per Limited Partnership
  Interest                                 $         1.40  $        31.35
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                 1998            1997
                                           --------------- ---------------
Operating activities:
  Net (loss) income                        $     (282,295) $    6,420,441
  Adjustments to reconcile net (loss)
   income to net cash provided by
    operating activities:
      Provision for potential losses on
        real estate                                               256,000
      Payment of deferred expenses                               (219,847)
      Amortization of deferred expenses                           638,712
      Affiliate's participation in income
        of joint venture                                          508,653
      Gains on disposition of real estate                      (6,103,542)
      Net change in:
        Accounts and accrued interest
          receivable                              336,052         994,685
        Prepaid expenses                                           95,079
        Accounts payable                          (36,468)       (366,038)
        Due to affiliates                          51,673           2,376
        Accrued liabilities                                      (310,181)
        Security deposits                                        (256,363)
                                           --------------- ---------------
  Net cash provided by operating
   activities                                      68,962       1,659,975
                                           --------------- ---------------
Investing activities:
  Distribution from joint venture -
    affiliate                                                     206,499
  Improvements to properties                                     (428,213)
  Proceeds from dispositions of real
    estate                                                     58,195,000
  Costs incurred in connection with
    dispositions of real estate                                (1,533,585)
  Release (funding) of escrow
    deposits - restricted                          75,000        (560,000)
                                           --------------- ---------------
  Net cash provided by investing
    activities                                     75,000      55,879,701
                                           --------------- ---------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                 1998            1997
                                           --------------- ---------------
Financing activities:
  Distributions to Limited Partners            (1,935,587)    (82,179,130)
  Deemed distribution to Limited Partners                         (43,900)
  Distributions to General Partner                               (668,239)
  Contribution by General Partner                                 230,427
  Distributions to joint venture
    partner - affiliate                                        (3,469,210)
                                           --------------- ---------------
  Net cash used in financing activities        (1,935,587)    (86,130,052)
                                           --------------- ---------------

Net change in cash and cash equivalents        (1,791,625)    (28,590,376)
Cash and cash equivalents at beginning
  of period                                     5,290,460      57,942,543
                                           --------------- ---------------
Cash and cash equivalents at end of
  period                                   $    3,498,835  $   29,352,167
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

(b) A reclassification has been made to the previously reported 1997 financial statements in order to provide comparability with the 1998 statements. This reclassification has not changed the 1997 results.

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its five remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 41,968       $21,124    $118,125

4. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

5. Other Expense:

During 1998, the Partnership paid $78,437 in settlement of claims presented by the purchaser of the Hammond Aire Plaza Shopping Center for certain tenant improvements, leasing, survey and escrow costs pursuant to the sale agreement. The property was sold in 1997.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VI (the "Partnership") is a limited partnership formed in 1984 to invest in first mortgage loans and, to a lesser extent, wrap-around loans and junior mortgage loans. The Partnership raised $345,640,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-one loans, and subsequently acquired thirteen properties and three investments in joint ventures-affiliates through foreclosure. As of June 30, 1998, the Partnership has no loans or real estate in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative and other expenses were higher than interest income earned on short-term investments during the six months and quarter ended June 30, 1998. This was the primary reason the Partnership recognized a net loss for the six months and quarter ended June 30, 1998. During the six months ended June 30, 1997, the Partnership recognized a gain on the sale of the Park Central Office Building, which was the primary reason the Partnership recognized net income for the six months ended June 30, 1997. Due primarily to income from operations of real estate held for sale and interest on short-term investments being higher than amortization of deferred expenses and administrative expenses, the Partnership recognized net income during the quarter ended June 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

Income from operations of real estate held for sale represented the net operations of the properties acquired by the Partnership through foreclosure. During 1997, the Partnership sold its five remaining properties which were generating income from operations prior to their sales. During 1998, the Partnership paid additional expenditures related to one of the properties sold in 1997. As a result, the Partnership recognized a loss from operations of real estate held for sale during 1998 as compared to income during 1997.

Higher average cash balances were available for investment during 1997 primarily due to the proceeds received by the Partnership in connection with the 1997 and 1996 property sales prior to distribution to Partners in 1997. As a result, interest income on short-term investments decreased in 1998 as compared to 1997.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represented estimations based on many variables which affected the value of real estate, including economic and demographic conditions. During the six months ended June 30, 1997, the Partnership recognized a provision of $256,000 to provide for a decline in the estimate of the fair value of the Hammond Aire Plaza Shopping Center. In addition, the Partnership wrote off previously established allowances of $388,809 and $2,120,000 related to the Flamingo Pines and Hammond Aire Plaza Shopping Centers, respectively.

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

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership. This payment was recorded as an administrative expense. In addition, the Partnership incurred legal fees related to this settlement. The Partnership also incurred increased legal, printing and postage costs in connection with its responses to tender offers during the first quarter of 1997. As a result, administrative expenses decreased during 1998 as compared to 1997. A decrease in portfolio management, accounting and bank fees during 1998 also contributed to this decrease.

The Brookhollow/Stemmons Center Office Building was owned by a joint venture with an affiliate. As a result of the sale of this property during 1997, affiliate's participation in income of joint venture ceased during 1997.

During 1997, the Partnership sold the Park Central and Brookhollow/Stemmons Office Buildings and recognized gains on the sales totaling $6,103,542.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $1,792,000 as of June 30, 1998 when compared to December 31, 1997 primarily due to an April 1998 distribution to Limited Partners representing Mortgage Reductions from the release of holdbacks and escrows on several of the Partnership's properties. Operating activities generated cash of approximately $69,000 from interest earned on short-term investments and the collection of a receivable related to a property sold in 1997, net of the payment of administrative expenses and expenses paid pursuant to the settlement of of claims prsented by the purchaser of the Hammond Aire Plaze Shopping Center. Cash received from investing activities consisted of the release of restricted escrows of $75,000 related to the sale of the Hammond Aire Plaza Shopping Center. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $1,936,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its five remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to Financial Statements. Due to this litigation, The Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 1998, there were 70,711 Interests and cash of $5,461,510 in the Early Investment Incentive Fund.

To date, Limited Partners have received cash distributions totaling $320.76 per $250 Interest. Of this amount, $142.21 represents Cash Flow from operations and $178.55 represents a return of Original Capital. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Amounts allocated to the Early Investment Incentive Fund will also be distributed at that time.

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1998.

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



Date:
      ---------------------------