Form 10-Q
period 1998-09-30
BALCOR PENSION INVESTORS VI
filed 1998-11-13
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   3,440,949   $   5,290,460
Escrow deposits - restricted                      235,000         310,000
Accounts and accrued interest receivable           83,977         383,826
                                            --------------  --------------
                                            $   3,759,926   $   5,984,286
                                            ==============  ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      14,996   $      41,259
Due to affiliates                                 108,912          66,452
                                            --------------  --------------
    Total liabilities                             123,908         107,711
                                            --------------  --------------

Commitments and contingencies

Limited Partners' capital (1,382,562
  Interests issued and outstanding)             4,147,778       6,388,335
General Partner's deficit                        (511,760)       (511,760)
                                            --------------  --------------
    Total partners' capital                     3,636,018       5,876,575
                                            --------------  --------------
                                            $   3,759,926   $   5,984,286
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)


                                                1998            1997
                                            --------------  --------------
Income:
  Interest on short-term investments        $     175,359   $   1,023,617
  Other income                                     28,375
                                            --------------  --------------
      Total income                                203,734       1,023,617
                                            --------------  --------------

Expenses:
  Provision for potential losses on
    loan and real estate                                          256,000
  Loss (income) from operations of real
    estate held for sale                            5,028      (1,673,641)
  Amortization of deferred expenses                               853,874
  Other expenses                                   78,437
  Administrative                                  425,239         830,729
                                            --------------  --------------
      Total expenses                              508,704         266,962
                                            --------------  --------------
(Loss) income before affiliate's
  participation in income of joint
  venture and net gains on disposition
  of real estate                                 (304,970)        756,655
Affiliate's participation in income of
  joint venture                                                  (508,653)
Net gains on disposition of real estate                         5,820,593
                                            --------------  --------------
Net (loss) income                           $    (304,970)  $   6,068,595
                                            ==============  ==============
Net income allocated to General Partner             None    $     141,910
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $    (304,970)  $   5,926,685
                                            ==============  ==============
Net (loss) income per Limited Partnership
  Interest (1,382,562 issued and
  outstanding) - Basic and Diluted          $       (0.22)  $        4.29
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                1998            1997
                                            --------------  --------------
Distributions to General Partner                    None    $     668,239
                                            ==============  ==============
Settlement distribution to Limited
  Partners                                          None    $     124,075
                                            ==============  ==============
Distributions to Limited Partners           $   1,935,587   $ 103,415,638
                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $        1.40   $       74.80
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended September 30,1998 and 1997
                                  (Unaudited)


                                                 1998            1997
                                            --------------  --------------
Income:
  Income from operations of real
    estate held for sale                                    $     230,044
  Interest on short-term investments        $      51,153         181,769
  Other income                                     28,375
                                            --------------  --------------
      Total income                                 79,528         411,813
                                            --------------  --------------
Expenses:
  Amortization of deferred expenses                               215,162
  Administrative                                  102,203         265,548
                                            --------------  --------------
      Total expenses                              102,203         480,710
                                            --------------  --------------
Loss before loss on disposition
 real estate                                      (22,675)        (68,897)
Loss on disposition of real estate                               (282,949)
                                            --------------  --------------
Net loss                                    $     (22,675)  $    (351,846)
                                            ==============  ==============
Net income allocated to General
  Partner                                           None    $      64,912
                                            ==============  ==============
Net loss allocated to Limited
  Partners                                  $     (22,675)  $    (416,758)
                                            ==============  ==============
Net loss per Limited Partnership
  Interest (1,382,562 issued and
  outstanding) - Basic and Diluted          $       (0.02)  $       (0.30)
                                            ==============  ==============
Distribution to Limited Partners                    None    $  21,360,583
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                          None    $       15.45
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)


                                                 1998            1997
                                            --------------  --------------
Operating activities:
  Net (loss) income                         $    (304,970)  $   6,068,595
  Adjustments to reconcile net (loss)
   income to net cash provided by
    operating activities:
      Provision for potential losses on
        real estate                                               256,000
      Amortization of deferred expenses                           853,874
      Affiliate's participation in income
        of joint venture                                          508,653
      Net gains on disposition of
        real estate                                            (5,820,593)
      Payment of deferred expenses                               (219,847)
      Net change in:
        Accounts and accrued interest
          receivable                              299,849       1,151,299
        Prepaid expenses                                           95,079
        Accounts payable                          (26,263)       (874,075)
        Due to affiliates                          42,460         (20,398)
        Accrued liabilities                                      (715,520)
        Security deposits                                        (256,363)
                                            --------------   -------------
  Net cash provided by operating
   activities                                      11,076       1,026,704
                                            --------------   -------------
Investing activities:
  Distribution from joint venture -
    affiliate                                                     206,499
  Improvements to properties                                     (428,213)
  Proceeds from disposition of real
    estate                                                     63,195,000
  Costs incurred in connection with
    disposition of real estate                                 (1,679,908)
  Release (funding) of escrow
    deposits-restricted                            75,000        (560,000)
                                            --------------  --------------
  Net cash provided by investing
    activities                                     75,000      60,733,378
                                            --------------  --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                 1998            1997
                                            --------------  --------------
Financing activities:
  Distributions to Limited Partners            (1,935,587)   (103,539,713)
  Deemed distribution to Limited Partners                         (43,900)
  Distributions to General Partner                               (668,239)
  Contribution by General Partner                                 230,427
  Distributions to joint venture
    partner - affiliate                                        (4,344,210)
                                            --------------  --------------
  Net cash used in financing activities        (1,935,587)   (108,365,635)
                                            --------------  --------------

Net change in cash and cash equivalents        (1,849,511)    (46,605,553)
Cash and cash equivalents at beginning
  of period                                     5,290,460      57,942,543
                                            --------------  --------------
Cash and cash equivalents at end of
  period                                    $   3,440,949   $  11,336,990
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

(c) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

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

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1998 are:



                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 85,961       $ 43,993   $ 108,912

4. Other Income:

The Perimeter 400 Office Building, which was owned by a joint venture consisting of the Partnership and three affiliates, was sold in December 1996. During October 1998, the Partnership received $28,375 representing its share of a refund of 1996 real estate taxes which had been under appeal.

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

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VI (the "Partnership") is a limited partnership formed in 1984 to invest in first mortgage loans and, to a lesser extent, wrap-around loans and junior mortgage loans. The Partnership raised $345,640,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-one loans, and subsequently acquired thirteen properties and three investments in joint ventures-affiliates through foreclosure. As of September 30, 1998, the Partnership has no loans or real estate in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative and other expenses were higher than interest income earned on short-term investments and income received in connection with a real estate tax refund during the nine months and quarter ended September 30, 1998. This was the primary reason the Partnership recognized a net loss for the nine months and quarter ended September 30, 1998. During the nine months ended September 30, 1997, the Partnership recognized gains in connection with the sales of the Park Central and Brookhollow/Stemmons Center office buildings. This was the primary reason the Partnership recognized net income for the nine months ended September 30, 1997. Due primarily to a loss recognized on the sale of the 420 North Wabash Office Building in August 1997 and lower interest income earned on short-term investments than administrative expenses and amortization expense, the Partnership recognized a net loss during the quarter ended September 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

Income from operations of real estate held for sale represented the net operations of the properties acquired by the Partnership through foreclosure. During 1997, the Partnership sold its five remaining properties, all of which were generating income from operations prior to their sales. During 1998, the Partnership paid additional expenditures related to one of the properties sold in 1997. As a result, the Partnership recognized a loss from operations of real estate held for sale during 1998 as compared to income during 1997.

Higher average cash balances were available for investment during 1997 primarily due to the proceeds received by the Partnership in connection with the 1997 and 1996 property sales prior to distribution to Partners in 1997 and January 1998. As a result, interest income on short-term investments decreased in 1998 as compared to 1997.

Other income was recognized during October 1998 in connection with a refund of real estate taxes which had been under appeal related to the Perimeter 400 Office Building in which the Partnership held a joint venture interest. The property was sold in 1996.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value were made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represented estimations based on many variables which affected the value of real estate, including economic and demographic conditions. During the nine months ended September 30, 1997, the Partnership recognized a provision of $256,000 to provide for a decline in the estimate of the fair value of the Hammond Aire Plaza Shopping Center. In addition, the Partnership wrote off previously established allowances of $388,809, $2,120,000 and $2,562,000 related to the Flamingo Pines and Hammond Aire Plaza shopping centers and 420 North Wabash Office Building, respectively.

In connection with the sales of the Park Central, Brookhollow/Stemmons Center and 420 North Wabash office buildings in 1997, the Partnership wrote-off the remaining unamortized leasing commissions related to the properties. In addition, the Partnership sold its remaining properties in 1997. As a result, amortization expense ceased during 1997.

During 1998, the Partnership paid $78,437 in settlement of claims presented by the purchaser of the Hammond Aire Plaza Shopping Center for certain tenant improvements, leasing, survey and escrow costs pursuant to the sale agreement. The property was sold in 1997. This amount was recognized as other expense for financial statement purposes during 1998.

During February 1997, the General Partner made a payment relating to the settlement of certain litigation to original investors who previously sold their Interests in the Partnership. This payment was recorded as an administrative expense. In addition, the Partnership incurred legal fees related to this settlement. The Partnership also incurred increased legal, printing and postage costs in connection with its responses to tender offers during the first quarter of 1997. As a result, administrative expenses decreased during the nine months ended September 30, 1998 as compared to the same period in 1997. A decrease in portfolio management, accounting and bank fees during 1998 also contributed to this decrease and resulted in a decrease in administrative expenses during the quarter ended September 30, 1998 as compared to the same period in 1997.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $1,850,000 as of September 30, 1998 when compared to December 31, 1997 primarily due to an April 1998 distribution to Limited Partners representing Mortgage Reductions from the release of holdbacks and escrows on several of the Partnership's properties. Operating activities generated cash of approximately $11,000 from interest earned on short-term investments and the collection of a receivable related to a property sold in 1997, net of the payment of administrative expenses and expenses paid pursuant to the settlement of claims presented by the purchaser of the Hammond Aire Plaza Shopping Center. Cash received from investing activities consisted of the release of restricted escrows of $75,000 related to the sale of the Hammond Aire Plaza Shopping Center. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $1,936,000.

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

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 1998, there were 70,711 Interests and cash of $5,461,510 in the Early Investment Incentive Fund.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1998.

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



Date: November 13, 1998
      ---------------------------