Form 10-K
period 1998-12-31
BALCOR PENSION INVESTORS VI
filed 1999-03-26
CIK 755497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
                                      OR

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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in August 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as to establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2.  Properties
-------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

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

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Oral arguments before the Appellate Court were held on March 18, 1998. On November 12, 1998, the Appellate Court issued an opinion affirming the Chancery Court's dismissal of the case. On December 3, 1998, the plaintiffs filed a notice of intent to appeal the Appellate Court's ruling to the Illinois Supreme Court.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 58,594.

Item 6.  Selected Financial Data
--------------------------------

                                       Year ended December 31,
                    ----------------------------------------------------------
                       1998        1997        1996        1995        1994
                    ----------  ----------  ----------  ----------  ----------
Total income         $253,281  $2,716,977 $14,782,470 $16,011,025 $16,696,829
Recovery of
  losses on
  loans, real
  estate and
  accrued interest
  receivable             None        None   3,351,785   2,465,000       None
Provision for
  losses on
  loans, real
  estate and
  accrued interest
  receivable             None     256,000   2,605,562   1,800,000   3,900,000
(Loss) income before
  extraordinary item (441,549)  5,888,495  27,120,917  11,582,447  11,040,627
Net (loss) income    (441,549)  5,888,495  26,593,221  11,582,447  11,040,627
Net (loss) income per
  Limited Partner-
  ship Interest-
  Basic and Diluted     (0.32)       4.20       12.89        7.54        7.18
Total assets        3,638,186   5,984,286 115,792,938 176,899,144 190,674,572
Mortgage notes
  payable                None        None        None  15,657,066  15,700,000
Distributions per
  Limited Partner-
  ship Interest (A)      1.40       79.00(B)    39.04       17.40       39.20

(A) These amounts include distributions of Original Capital of $1.40, $74.65, $27.70, $8.80, and $29.20 per Limited Partnership Interest for the years 1998, 1997, 1996, 1995 and 1994, respectively.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Pension Investors-VI (the "Partnership") sold six properties during 1996 and its remaining five properties in 1997 and recognized net gains in connection with the sales in both years. During 1998, administrative and other expenses were higher than interest income earned on short-term investments. As a result, the Partnership recognized a net loss for 1998 as compared to net income in 1997. The Partnership recognized significantly higher net gains related to its 1996 property sales as compared to the net gains recognized in connection with the 1997 property sales. This was the primary reason net income decreased during 1997 as compared to 1996. Income from operations of real estate held for sale decreased significantly and participation in income of joint venture-affiliates ceased due to the 1997 and 1996 sales of the Partnership's properties and its joint venture interests in properties, which contributed to the decrease in net income during 1997 as compared to 1996. Further discussion of Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

During 1997, the Partnership sold its five remaining properties, the Park Central, Brookhollow/Stemmons Center and 420 North Wabash office buildings and Flamingo Pines and Hammond Aire Plaza shopping centers, and recognized net gains in connection with these sales of $5,820,593. Income from operations of real estate held for sale represented the net operations of the properties acquired by the Partnership through foreclosure. All of the properties sold in 1997 were generating income from operations prior to their sales. During 1998, the Partnership received a refund related to one of the properties sold in 1996 which was partially offset by the payment of additional expenditures related to one of the properties sold in 1997. As a result, income from operations of real estate held for sale decreased during 1998 as compared to 1997.

Higher average cash balances were available for investment during 1997 primarily due to the proceeds received by the Partnership in connection with the 1997 and 1996 property sales prior to distribution to Partners in 1997 and April 1998. As a result, interest income on short-term investments decreased in 1998 as compared to 1997.

The Partnership recognized other income during 1998 in connection with a partial refund of real estate taxes, which had been under appeal, related to the Perimeter 400 Center Office Building. The Partnership held a joint venture interest in this property, which was sold in 1996. The Partnership recognized other income during 1997 in connection with partial refunds of prior years' insurance premiums relating to the Partnership's properties.

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

During 1998, the Partnership paid $78,437 in settlement of claims presented by the purchaser of the Hammond Aire Plaza Shopping Center for certain tenant improvements, leasing, survey and escrow costs pursuant to the sale agreement. The property was sold in 1997. In addition, the General Partner determined that a receivable related to Woodscape Apartments, which was sold in 1996, was uncollectible and the Partnership wrote-off the receivable in the amount of $39,074. These amounts were recognized as other expenses for financial statement purposes during 1998.

During February 1997, the General Partner made a payment, relating to the settlement of certain litigation, to original investors who previously sold their Interests in the Partnership. This payment was recorded as an administrative expense. In addition, the Partnership incurred legal fees related to this settlement. The Partnership also incurred legal, printing and postage costs in connection with its responses to tender offers during the first quarter of 1997. Accounting fees and bank charges also decreased during 1998 as compared to 1997. As a result, administrative expenses decreased during 1998 as compared to 1997.

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

During 1997, the Partnership sold its five remaining properties, as described above. During 1996, the Partnership sold the Hawthorne Heights, Shoal Run, Sun Lake and Woodscape apartment complexes and the Symphony Woods and Perimeter 400 Center office buildings and recognized net gains in connection with these sales totaling $19,443,993. The 1997 and 1996 sales of the Partnership's properties, which were generating income from operations prior to their sales, resulted in a decrease in income from operations of real estate held for sale during 1997 as compared to 1996.

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

The Sun Lake Apartments and Perimeter 400 Center and Brookhollow/Stemmons Center office buildings were owned by joint ventures with affiliates. As a result of the gain recognized in connection with the sale of Perimeter 400 Center Office Building and the recovery of a previously established loss allowance related to Sun Lake Apartments in 1996, affiliates' participation in income of joint ventures decreased during 1997 as compared to 1996.

In connection with the 1996 sale of Sun Lake Apartments, the Partnership wrote off the remaining unamortized deferred expenses related to the property of $746,767, of which $284,145 was the minority joint venture partner's share. This amount was recognized as debt extinguishment expense and classified as an extraordinary item during 1996.

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership decreased by approximately $1,898,000 as of December 31, 1998 when compared to December 31, 1997 primarily due to the April 1998 distribution to Limited Partners representing Mortgage Reductions from the release of holdbacks and escrows on certain of the Partnership's properties. The Partnership used cash of approximately $37,000 in its operating activities to pay administrative expenses and expenses pursuant to the settlement of claims presented by the purchaser of the Hammond Aire Plaza Shopping Center, which were partially offset by interest earned on short-term investments and the collection of a receivable related to a property sold in 1997. Cash received from investing activities consisted of the release of restricted escrows of $75,000 related to the sale of the Hammond Aire Plaza Shopping Center. The Partnership used cash to fund its financing activities which consisted of a distribution to Limited Partners of approximately $1,936,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in August 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

Pursuant to the sale agreement for the Hammond Aire Plaza Shopping Center, $712,500 of the sales proceeds was to be retained until the later of November 1997 or the settlement of any claims presented by the purchaser. The funds were released in March 1998 after the Partnership paid $53,437 for certain tenant improvement costs and leasing commissions. Pursuant to the terms of the sale, an additional $310,000 of the sale proceeds was placed in escrow at closing. In March 1998, $50,000 of the escrow was disbursed to the Partnership and $25,000 was disbursed to the purchaser to cover certain survey and easement costs. The remaining sale proceeds of $235,000 remain in escrow pending resolution of certain tenant issues. The Partnership expects to receive the sales proceeds remaining in the escrow.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1998, there were 70,711 Interests and cash of $5,461,510 in the Early Investment Incentive Fund.

The Partnership made distributions totaling $1.40, $79.00 and $39.04 per Interest in 1998, 1997 and 1996, respectively. See Statements of Partners' Capital for additional information. Distributions were comprised of $1.40 of Mortgage Reductions in 1998, $4.35 of Cash Flow and $74.65 of Mortgage Reductions in 1997 and $11.34 of Cash Flow and $27.70 of Mortgage Reductions in 1996.

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

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

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

                                PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors-VI, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                                   OFFICERS

Chairman, President and Chief                  Thomas E. Meador
   Executive Officer
Senior Vice President                          Alexander J. Darragh
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman,
President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also a Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Mr. Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11.  Executive Compensation
--------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 11 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

(b) Balcor Mortgage Advisors-VI (principally through the Early Investment Incentive Fund) and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
         Interests             70,714 Interests       5.1%

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 865 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(10) Material Contracts:

(a)(i) Agreement of Sale relating to the contract to sell Brookhollow/Stemmons Office Building, Dallas, Texas, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated March 27, 1997, is incorporated herein by reference.

(ii) Amendment No. 1 to Agreement of Sale relating to the sale of Brookhollow/Stemmons Center Office Building, Dallas, Texas, previously filed as Exhibit (10)(d)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of the 420 North Wabash Office Building, Chicago, Illinois, as previously filed as Exhibit
(2)(ii) to the Registrant's Current Report on Form 8-K dated June 16, 1997, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the 420 North Wabash Office Building, Chicago, Illinois, previously filed as Exhibit
(2)(e)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1998.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS-VI


                         By: /s/ Jayne A. Kosik
                             -----------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Accounting and Financial Officer
                             (Principal Accounting and Financial
                             Officer) of Balcor Mortgage
                             Advisors-VI, the General Partner

Date: March 26, 1999
      ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------    -------------------------------     ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/ Thomas E. Meador     Advisors-VI, the General Partner   March 26, 1999
   -------------------                                      ---------------
    Thomas E. Meador

                         Senior Managing Director and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Mortgage
                         Advisors-VI, the General Partner
/s/ Jayne A. Kosik                                          March 26, 1999
-------------------                                         ---------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital, for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Pension Investors-VI:

In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Pension Investors-VI An Illinois Limited Partnership (the "Partnership") at December 31, 1998 and
1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 17 to the financial statements, the Partnership intends to cease operations and dissolve.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS

                                                1998            1997
                                           --------------- ---------------
Cash and cash equivalents                  $    3,392,806  $    5,290,460
Escrow deposits - restricted                      235,000         310,000
Accounts and accrued interest receivable           10,380         383,826
                                           --------------- ---------------
                                           $    3,638,186  $    5,984,286
                                           =============== ===============


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       50,187  $       41,259
Due to affiliates                                  88,560          66,452
                                           --------------- ---------------
    Total liabilities                             138,747         107,711
                                           --------------- ---------------

Commitments and contingencies

Limited Partners' capital (1,382,562
  Interests issued and outstanding)             4,011,199       6,388,335
General Partner's (deficit)                      (511,760)       (511,760)
                                           --------------- ---------------
    Total partners' capital                     3,499,439       5,876,575
                                           --------------- ---------------
                                           $    3,638,186  $    5,984,286
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997 and 1996


                                 Partners' Capital (Deficit) Accounts
                            -------------- --------------   --------------
                                               General          Limited
                                 Total         Partner         Partners
                            -------------- --------------   --------------
Balance at December 31,
  1995                      $ 139,091,553  $  (7,183,243)   $ 146,274,796

Cash distributions to:
  Limited Partners (A)        (53,975,220)                    (53,975,220)
  General Partner              (1,742,028)    (1,742,028)
  Deemed distribution (B)        (151,261)                       (151,261)

Net income for the year
  ended December 31, 1996      26,593,221      8,773,679       17,819,542
                            -------------- --------------   --------------
Balance at December 31,
  1996                        109,816,265       (151,592)     109,967,857

Cash distributions to:
  Limited Partners (A)       (109,346,473)                   (109,346,473)
  General Partner                (668,239)      (668,239)
  Deemed distribution (C)         (43,900)                        (43,900)

Cash contribution                 230,427        230,427

Net income for the year
  ended December 31, 1997       5,888,495         77,644        5,810,851
                            -------------- --------------   --------------
Balance at December 31,
  1997                          5,876,575       (511,760)       6,388,335

Cash distribution to:
  Limited Partners (A)         (1,935,587)                     (1,935,587)

Net loss for the year
  ended December 31, 1998        (441,549)                       (441,549)
                            -------------- --------------   --------------
Balance at December 31,
  1998                      $   3,499,439  $    (511,760)   $   4,011,199
                            ============== ==============    =============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


(A) Summary of cash distributions paid per Limited Partnership Interest:

                                 1998           1997             1996
                            --------------  -------------   --------------
             First Quarter          None    $     28.00 (D) $       2.00
             Second Quarter $       1.40          31.35             2.86
             Third Quarter          None          15.45             7.68
             Fourth Quarter         None           4.20            26.50

(B) This amount represents a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of the Perimeter 400 Center Office Building.

(C) This amount represents a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of the Park Central Office Building.

(D) In addition to the above distribution, a special distribution of $0.15 per Interest was paid to class members including certain current investors in the Partnership pursuant to the settlement of a class action lawsuit.

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                 1998           1997             1996
                            -------------- --------------   --------------
Income:
  Interest on loans
    receivable and from
    investment in
    acquisition loan                                        $     313,255
  Income from operations
    of real estate held
    for sale                $       3,047  $   1,569,360        9,923,126
  Interest on short-term
    investments                   221,859      1,124,011        1,194,304
  Recovery of losses on
    real estate held
    for sale                                                    3,351,785
  Other income                     28,375         23,606
                            -------------- --------------   --------------
    Total income                  253,281      2,716,977       14,782,470
                            -------------- --------------   --------------
Expenses:
  Provision for potential
    losses on loans, real
    estate and accrued
    interest receivable                          256,000        2,605,562
  Amortization of deferred
    expenses                                     853,874          851,951
  Other expenses                  117,511
  Administrative                  577,319      1,030,548        1,556,744
                            -------------- --------------   --------------
    Total expenses                694,830      2,140,422        5,014,257
                            -------------- --------------   --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                 1998           1997             1996
                            -------------- --------------   --------------
(Loss) income before joint
  venture participations,
  equity in loss from
  investment in acquisition
  loan, net gains on
  dispositions of real estate
  and extraordinary items   $    (441,549) $     576,555   $    9,768,213
Participation in income
  of joint ventures -
  affiliates before
  extraordinary items                                           5,573,531
Equity in loss from
  investment in
  acquisition loan                                                (56,481)
Affiliates' participation
  in income of joint
  ventures                                      (508,653)      (7,608,339)
Net gains on dispositions
  of real estate                               5,820,593       19,443,993
                            -------------- --------------   --------------
(Loss) income before
  extraordinary items            (441,549)     5,888,495       27,120,917
                            -------------- --------------   --------------
Extraordinary items:
  Debt extinguishment
    expenses                                                     (746,767)
  Affiliate's participation
    in debt extinguishment
    expenses                                                      284,145
  Participation in debt
    extinguishment expense
    of joint venture -
    affiliate                                                     (65,074)
                                                            -------------
    Total extraordinary
      items                                                      (527,696)
                            -------------- --------------   --------------
Net (loss) income           $    (441,549) $   5,888,495    $  26,593,221
                            ============== ==============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                 1998           1997             1996
                            -------------- --------------   --------------
Income before extraordinary
  items allocated to
  General Partner                    None  $      77,644    $   8,826,449
                            ============== ==============   ==============
(Loss) income before
  extraordinary items
  allocated to
  Limited Partners          $    (441,549) $   5,810,851    $  18,294,468
                            ============== ==============   ==============
(Loss) income before
  extraordinary items
  per Limited Partnership
  Interest (1,382,562
  issued and outstanding)-
  Basic and Diluted         $       (0.32) $        4.20    $       13.23
                            ============== ==============   ==============
Extraordinary items
  allocated to
  General Partner                    None           None    $     (52,770)
                            ============== ==============   ==============
Extraordinary items
  allocated to
  Limited Partners                   None           None    $    (474,926)
                            ============== ==============   ==============
Extraordinary items per
  Limited Partnership
  Interest (1,382,562
  issued and outstanding) -
  Basic and Diluted                  None           None    $       (0.34)
                            ============== ==============   ==============
Net income allocated to
  General Partner                    None  $      77,644    $   8,773,679
                            ============== ==============   ==============
Net (loss) income allocated
  to Limited Partners       $    (441,549) $   5,810,851    $  17,819,542
                            ============== ==============   ==============
Net (loss) income per
  Limited Partnership
  Interest (1,382,562
  issued and outstanding) -
  Basic and Diluted         $       (0.32) $        4.20    $       12.89
                            ==============  =============   ==============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996

                                 1998           1997             1996
                            -------------- --------------   --------------
Operating activities:
  Net (loss) income         $    (441,549) $   5,888,495    $  26,593,221
  Adjustments to reconcile
    net (loss) income to
    net cash (used in) or
    provided by operating
    activities:
      Recovery of losses on
        real estate held
        for sale                                               (3,351,785)
      Provision for
        potential losses on
        loans, real estate
        and accrued interest
        receivable                               256,000        2,605,562
      Payment of deferred
        expenses                                (219,847)        (297,704)
      Amortization of
        deferred expenses                        853,874          851,951
      Participation in
        income of joint
        ventures - affiliates                                  (5,573,531)
      Equity in loss from
        investment in
        acquisition loan                                           56,481
      Affiliates'
        participation in
        income of joint
        ventures                                 508,653        7,608,339
      Net gains on
        dispositions of real
        estate                                (5,820,593)     (19,443,993)
      Debt extinguishment
        expenses                                                  746,767
      Affiliate's
        participation in debt
        extinguishment
        expense                                                  (284,145)
      Participation in debt
        extinguishment
        expense of joint
        venture - affiliate                                        65,074
                              -------------- --------------   --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)

                                 1998           1997             1996
                            -------------- --------------   --------------
      Net change in:
        Escrow deposits                                           356,330
        Accounts and accrued
          interest receivable     373,446      1,008,678         (116,082)
        Prepaid expenses                          95,079          194,503
        Accounts payable            8,928       (884,798)         162,315
        Due to affiliates          22,108       (107,974)         122,726
        Accrued liabilities                     (715,520)         (92,742)
        Security deposits                       (256,363)        (408,642)
                            -------------- --------------   --------------
  Net cash (used in) or
    provided by operating
    activities                    (37,067)       605,684        9,794,645
                            -------------- --------------   --------------
Investing activities:
  Proceeds from sale of
    investment in
    acquisition loan                                        $   3,803,640
  Costs incurred in
    connection with sale of
    investment in
    in acquisition loan                                           (53,058)
  Distributions from joint
    ventures - affiliates                  $     206,499       26,576,814
  Contribution to joint
    ventures - affiliates                                         (60,700)
  Improvements to properties                    (428,213)      (1,478,867)
  Proceeds from dispositions
    of real estate                            63,195,000       85,116,168
  Costs incurred with
    dispositions of real
    estate                                    (1,679,908)      (2,735,562)
  Release (funding) of
    escrow deposits -
    restricted              $      75,000       (310,000)
                            -------------- --------------   --------------
  Net cash provided by
    investing activities           75,000     60,983,378      111,168,435
                            -------------- --------------   --------------

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)

                                 1998           1997             1996
                            -------------- --------------   --------------
Financing activities:
  Distributions to Limited
    Partners                   (1,935,587)  (109,346,473)     (53,975,220)
  Deemed distribution to
    Limited Partners                             (43,900)        (151,261)
  Distributions to General
    Partner                                     (668,239)      (1,742,028)
  Contribution by General
    Partner                                      230,427
  Distributions to joint
    venture partners -
    affiliates                                (4,412,960)     (23,769,020)
  Capital contributions by
    joint venture partners -
    affiliates                                                    487,317
  Principal payments on
    mortgage note payable                                        (148,234)
  Release of repair escrows                                       201,075
                            -------------- --------------   --------------
  Net cash used in
    financing activities       (1,935,587)  (114,241,145)     (79,097,371)
                            -------------- --------------   --------------
Net change in cash and cash
  equivalents                  (1,897,654)   (52,652,083)      41,865,709
Cash and cash equivalents
  at beginning of year          5,290,460     57,942,543       16,076,834
                            -------------- --------------   --------------
Cash and cash equivalents
  at end of year            $   3,392,806  $   5,290,460    $  57,942,543
                            ============== ==============   ==============

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in August 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 17 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(c) Losses on loans receivable were charged to income and an allowance account was established when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property's operations, the property's value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance was transferred to real estate held for sale after the fair value of the property, less costs of disposal, was assessed. Upon the transfer to real estate held for sale, a new basis in the property was established.

(d) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Changes in the property's fair value were recorded by an adjustment to the property allowance account and was recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value was determined. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

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

(g) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(h) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements from operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

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

(k) For financial statement purposes, prior to 1996, the partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income
(loss) allocations have been adjusted.

(l) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

(m) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized in October 1984. The Partnership Agreement provided for the admission of Limited Partners through the sale of up to 1,450,000 Limited Partnership Interests at $250 per Interest, 1,382,562 of which were sold on or prior to October 31, 1985, the termination date of the offering.

The Partnership Agreement provides that the profits and losses will be allocated 90% to Limited Partners and 10% to the General Partner, of which 2.5% of the General Partner's share relates to the Early Investment Incentive Fund (the "Fund"). For financial statement purposes, prior to 1996, the partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

To the extent that Cash Flow was distributed, distributions were made as follows: (i) 90% of such Cash Flow was distributed to the Limited Partners,
(ii) 7.5% of such Cash Flow was distributed to the General Partner, and (iii) an additional 2.5% of such Cash Flow was distributed to the General Partner and constitutes the Fund. Amounts placed in the Fund were used to repurchase Interests from existing Limited Partners, at the sole discretion of the General Partner and subject to certain limitations. Distributions of Cash Flow and Mortgage Reductions pertaining to such repurchased Interests were paid to the Fund and were available to repurchase additional Interests. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. Upon liquidation of the Partnership, the General Partner will return to the Partnership for distribution to the Early Investors an amount not to exceed the 2.5% share originally allocated to the Fund. As of December 31, 1998, there were 70,711 Interests and cash of $5,461,510 in the Early Investment Incentive Fund. All Limited Partners are Early Investors.

In accordance with the Partnership Agreement, 100% of Mortgage Reductions generated from the disposition of the Partnership's investments were distributed to the Limited Partners.

5. Interest Expense:

During the year ended December 31, 1996, the Partnership incurred and paid interest expense on the mortgage notes payable of $941,895.

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

7. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1998 is described in the table below:

                                   1998           1997          1996
                                -----------   -----------   -----------
    Loans:
     Balance at beginning of
      year                             None         None      $274,594
     Provision charged to
      income                           None         None       352,753
     Direct write-off of
      loans against allowance          None         None     (627,347)
                                -----------   -----------   -----------

    Balance at the end of
      the year                         None         None         None
                                ===========   ===========   ===========
    Real Estate Held for Sale:
     Balance at beginning of
      year                             None    $4,814,809    $7,300,000
     Provision charged to
      income                           None       256,000     2,252,809
     Recovery of provision
      previously charged
      to income                        None          None    (3,351,785)
    Direct write-off of real
      estate held for sale
      against allowance                None    (5,070,809)   (1,386,215)
                                -----------   ----------   ------------
     Balance at the end of
      the year                         None          None    $4,814,809
                                ===========   ===========   ===========

8.  Management Agreements:

The Partnership's properties were managed by a third-party management company prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

9. Affiliates' Participation in Joint Ventures:

(a) The Brookhollow/Stemmons Center Office Complex was owned by the Partnership and an affiliate prior to its sale in April 1997. In previous years, profits and losses were allocated 72.5% to the Partnership and 27.5% to the affiliate. In order for the capital accounts of the joint venture partners to appropriately reflect their respective remaining economic interests, the minority joint venture partner received an adjusted income allocation during 1997. Pursuant to the sale agreement, $250,000 of the sale proceeds were placed in an escrow and were not to be disbursed to the joint venture until the earlier of the settlement of any claims presented by the purchaser or October 1997. The funds were released in full in October 1997 and the affiliate's share of the proceeds was $68,750. See Note 12 of Notes to Financial Statements for additional information.

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

Net distributions of $4,412,960 and $23,281,703 were made to joint venture partners during 1997 and 1996, respectively. In addition, the joint venture partners were allocated their pro-rata share of the recovery of losses in the amount of $977,945 during 1996.

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

The Partnership's share of the recovery of the loss allowance in 1996 was included in the Partnership's participation in income (loss) of joint venture with affiliates. In addition, during 1996, the Partnership received net distributions from these joint ventures totaling $12,229,052.

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

During 1996, the Partnership received net distributions from the joint venture of $10,165,895.

The following combined information has been summarized from the December 31, 1996 financial statements of the above joint ventures:

Net investment in real estate
 as of December 31                          None
Total liabilities as
  of December 31                        $108,700
Total income                          17,522,704
Income before loss provisions,
  gains on sales and
  extraordinary items                  2,380,073
Recovery of loss                       4,553,943
Gain on sales                          9,622,619
Extraordinary items:
    Debt extinguishment expense          145,775
Net income                            16,410,860

11. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/98         12/31/97         12/31/96
                         ----------------  ---------------  ----------------
                           Paid  Payable    Paid   Payable   Paid    Payable
                          ------  -------  ------  -------  ------   -------

Mortgage servicing fees     None    None     None    None    $8,338    None
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting           $46,168  $27,173 $72,527 $17,704    38,973 $26,534
    Data processing        2,640      872   6,045   1,768     5,882    None
    Legal                 21,042   13,119  27,757   6,335    18,825  12,816
    Portfolio management  79,128   47,396 170,830  40,645   198,406 135,076

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner which received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $41,553 in 1996.

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

(b) In May 1997, the Partnership sold the Hammond Aire Plaza Shopping Center in an all cash sale for $13,800,000. From the proceeds of the sale, the Partnership paid $376,001 in selling costs. Pursuant to the terms of the sale, $310,000 of the sale proceeds was placed in escrow at closing. In March 1998, $50,000 of the escrow was disbursed to the Partnership and $25,000 was disbursed to the purchaser to cover certain survey and easement costs. The remaining sale proceeds of $235,000 remain in escrow pending resolution of certain tenant issues. The Partnership expects to receive the sales proceeds remaining in the escrow. The basis of the property was $13,423,999, which is net of an allowance of $2,120,000. For financial statement purposes, the Partnership recognized no gain or loss from the sale of this property.
However, the Partnership had previously established an allowance for potential losses related to this property against which its remaining net investment of $2,120,000 was written off.

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

13. Extraordinary Items:

(a) In connection with the 1996 sale of the Sun Lake Apartments, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $746,767, of which $284,145 was the minority joint venture partner's share. This amount was recognized as debt extinguishment expense and classified as an extraordinary item.

(b) In connection with the 1996 sale of the Sand Pebble Village - Phase II Apartments, the joint venture paid a prepayment penalty in the amount of $145,775, of which $65,074 was the Partnership's share. This amount was recognized as debt extinguishment expense and classified as an extraordinary item.

14. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $230,427 to the Partnership, from which the plaintiffs' counsel was paid $23,043 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of $207,384 ($0.15 per Interest) to members of the class pursuant to the settlement. Of the total settlement amount, $124,075 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $83,309 was paid to original investors who previously sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. Similar contributions and payments were made on the seven other partnerships included in the lawsuit in addition to those payments described above. The Balcor Company paid an additional $635,000 to the plaintiffs' class counsel and The Balcor Company received approximately $946,000 from the eight partnerships as a reimbursement of its legal expenses, of which $272,571 was the Partnership's share. The settlement had no material impact on the Partnership.

15. Other Income:

(a) The Perimeter 400 Center Office Building, which was owned by a joint venture consisting of the Partnership and three affiliates, was sold in December 1996. During October 1998, the Partnership received $28,375 representing its share of a partial refund of 1996 real estate taxes which had been under appeal.

(b) The Partnership recognized other income during 1997 in connection with partial refunds of prior years' insurance premiums relating to the Partnership's properties.

16. Other Expenses:

During 1998, the Partnership paid $78,437 in settlement of claims presented by the purchaser of the Hammond Aire Plaza Shopping Center for certain tenant improvements, leasing, survey and escrow costs pursuant to the sale agreement. The property was sold in 1997. In addition, the General Partner determined that a receivable related to Woodscape Apartments, which was sold in 1996, was uncollectible and the Partnership wrote-off the receivable in the amount of $39,074. These amounts were recognized as other expenses for financial statement purposes during 1998.

17. Contingency:

The Partnership is currently involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice, which dismissal was affirmed by the Illinois Appellate Court. Plaintiffs have filed a further appeal to the Illinois Supreme Court. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.