Form 10-Q
period 1999-03-31
BALCOR PENSION INVESTORS VI
filed 1999-05-12
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                               1999             1998
                                         ---------------- ----------------
Cash and cash equivalents                $     3,346,189  $     3,392,806
Escrow deposits - restricted                     235,000          235,000
Accrued interest receivable                       14,331           10,380
Prepaid expense                                    1,896
                                         ---------------- ----------------
                                         $     3,597,416  $     3,638,186
                                         ================ ================


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $        30,515  $        50,187
Due to affiliates                                 91,745           88,560
                                         ---------------- ----------------
    Total liabilities                            122,260          138,747
                                         ---------------- ----------------

Commitments and contingencies

Limited Partners' capital (1,382,562
  Interests issued and outstanding)            3,986,916        4,011,199
General Partner's deficit                       (511,760)        (511,760)
                                         ---------------- ----------------
    Total partners' capital                    3,475,156        3,499,439
                                         ---------------- ----------------
                                         $     3,597,416  $     3,638,186
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)


                                               1999             1998
                                         ---------------- ----------------
Income:
  Interest on short-term investments     $        42,880  $        74,378
                                         ---------------- ----------------
      Total income                                42,880           74,378
                                         ---------------- ----------------

Expenses:
  Loss from operations of real estate
    held for sale                                                   4,364
  Other expense                                                    78,437
  Administrative                                  67,163          180,347
                                         ---------------- ----------------
      Total expenses                              67,163          263,148
                                         ---------------- ----------------
Net loss                                 $       (24,283) $      (188,770)
                                         ================ ================
Net loss allocated to General Partner              None             None
                                         ================ ================
Net loss allocated to Limited Partners   $       (24,283) $      (188,770)
                                         ================ ================
Net loss per Limited Partnership
  Interest (1,382,562 issued and
  outstanding) - Basic and Diluted       $         (0.02) $         (0.14)
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                               1999             1998
                                         ---------------- ----------------
Operating activities:
  Net loss                               $       (24,283) $      (188,770)
  Adjustments to reconcile net loss to
    net cash (used in) or provided by
    operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                              (3,951)         310,279
        Prepaid expenses                          (1,896)          (2,630)
        Accounts payable                         (19,672)          17,683
        Due to affiliates                          3,185           15,953
                                         ---------------- ----------------
  Net cash (used in) or provided by
    operating activities                         (46,617)         152,515
                                         ---------------- ----------------
Investing activity:
  Escrow deposits - restricted                                     75,000
                                                          ----------------
  Cash provided by investing activity                              75,000
                                                          ----------------
Net change in cash and cash equivalents          (46,617)         227,515
Cash and cash equivalents at beginning
  of period                                    3,392,806        5,290,460
                                         ---------------- ----------------
Cash and cash equivalents at end of
  period                                 $     3,346,189  $     5,517,975
                                         ================ ================

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in August 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1999 are:

                                        Paid        Payable
                                    ------------   ---------
   Reimbursement of expenses to
     the General Partner, at cost     $ 9,182      $ 91,745

4. Contingency:

The Partnership was involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties were named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The action has been dismissed with prejudice, which dismissal was affirmed by the Appellate Court of Illinois. Plaintiffs filed a further appeal to the Illinois Supreme Court. The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VI (the "Partnership") is a limited partnership formed in 1984 to invest in first mortgage loans and, to a lesser extent, wrap-around loans and junior mortgage loans. The Partnership raised $345,640,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-one loans, and subsequently acquired thirteen properties and three investments in joint ventures-affiliates through foreclosure. As of March 31, 1999, the Partnership has no loans or real estate in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. In addition, the Partnership made a payment to the purchaser of the Hammond Aire Shopping Center in 1998 pursuant to the sale agreement. As a result of lower administrative expenses in 1999 and the payment made to the purchaser of the Hammond Aire Plaza Shopping Center in 1998, the Partnership's net loss decreased during 1999 as compared to 1998. The decrease was partially offset by a decrease in interest income earned on short-term investments. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

As a result of lower average cash balances due to the distribution to Limited Partners in April 1998 of Mortgage Reductions from the release of holdbacks and escrows on several of the Partnership's properties, interest income on short-term investments decreased during 1999 when compared to 1998.

During 1998, the Partnership paid additional expenditures related to one of the properties sold in 1997. As a result, the Partnership recognized a loss from operations of real estate held for sale during 1998.

During 1998, the Partnership paid $78,437 in settlement of claims presented by the purchaser of the Hammond Aire Plaza Shopping Center for certain tenant improvements, leasing, survey and escrow costs pursuant to the sale agreement. The property was sold in 1997. This amount was recognized as other expense for financial statement purposes during 1998.

Primarily due to a decrease in accounting, portfolio management and investor processing fees, administrative expenses decreased during 1999 when compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $47,000 as of March 31, 1999 when compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in August 1997. The Partnership has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise. See "Item
1. Legal Proceedings" for additional information.

Pursuant to the sale agreement for the Hammond Aire Plaza Shopping Center, $310,000 of the sale proceeds was placed in escrow at closing. In 1998, $50,000 of the escrow was disbursed to the Partnership and $25,000 was disbursed to the purchaser. The remaining sale proceeds of $235,000 remains in escrow pending resolution of certain tenant issues. The Partnership expects to receive the sales proceeds remaining in the escrow.

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1999, there were 70,711 Interests and cash of $5,461,510 in the Early Investment Incentive Fund.

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

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal filed by the plaintiffs in the Dee vs. Walton Street Capital Acquisition II, LLC case. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999. This case will be deleted from all future reports of the Partnership.

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

(10) Material Contracts:

(i) Agreement of Sale and attachment thereto relating to the sale of the 420 North Wabash Office Building, Chicago, Illinois, as previously filed as Exhibit
(2)(ii) to the Registrant's Current Report on Form 8-K dated June 16, 1997, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the 420 North Wabash Office Building, Chicago, Illinois, previously filed as Exhibit
(2)(e)(ii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1999.

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



                              By: /s/Jayne A. Kosik
                                  -----------------------------
                                  Jayne A. Kosik
                                  Senior Managing Director and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors-VI, the
                                  General Partner




Date: May 12, 1999
      ------------