Form 10-Q
period 1999-06-30
BALCOR PENSION INVESTORS VI
filed 1999-08-09
CIK 755497

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                1999            1998
                                           --------------- ---------------
Cash and cash equivalents                  $    3,265,262  $    3,392,806
Escrow deposits - restricted                      235,000         235,000
Accrued interest receivable                        14,534          10,380
                                           --------------- ---------------
                                           $    3,514,796  $    3,638,186
                                           =============== ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       34,806  $       50,187
Due to affiliates                                  94,404          88,560
                                           --------------- ---------------
    Total liabilities                             129,210         138,747
                                           --------------- ---------------

Commitments and contingencies

Limited Partners' capital (1,382,562
  Interests issued and outstanding)             3,897,346       4,011,199
General Partner's deficit                        (511,760)       (511,760)
                                           --------------- ---------------
    Total partners' capital                     3,385,586       3,499,439
                                           --------------- ---------------
                                           $    3,514,796  $    3,638,186
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1999 and 1998
                                  (Unaudited)


                                                1999            1998
                                           --------------- ---------------
Income:
  Interest on short-term investments       $       83,308  $      124,206
                                           --------------- ---------------
      Total income                                 83,308         124,206
                                           --------------- ---------------

Expenses:
  Loss from operations of real
    estate held for sale                                            5,028
  Other expenses                                                   78,437
  Administrative                                  197,161         323,036
                                           --------------- ---------------
      Total expenses                              197,161         406,501
                                           --------------- ---------------
Net loss                                   $     (113,853) $     (282,295)
                                           =============== ===============
Net loss allocated to General Partner               None            None
                                           =============== ===============
Net loss allocated to Limited Partners     $     (113,853) $     (282,295)
                                           =============== ===============
Net loss per Limited Partnership Interest
  (1,382,562 issued and outstanding)
  - Basic and Diluted                      $        (0.08) $        (0.20)
                                           =============== ===============
Distribution to Limited Partners                    None   $    1,935,587
                                           =============== ===============
Distribution per Limited Partnership
  Interest                                          None   $         1.40
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1999 and 1998
                                  (Unaudited)


                                                1999            1998
                                           --------------- ---------------
Income:
  Interest on short-term investments       $       40,428  $       49,828
                                           --------------- ---------------
      Total income                                 40,428          49,828
                                           --------------- ---------------

Expenses:
  Loss from operations of real
    estate held for sale                                              664
  Administrative                                  129,998         142,689
                                           --------------- ---------------
      Total expenses                              129,998         143,353
                                           --------------- ---------------
Net loss                                   $      (89,570) $      (93,525)
                                           =============== ===============
Net loss allocated to General Partner               None            None
                                           =============== ===============
Net loss allocated to Limited Partners     $      (89,570) $      (93,525)
                                           =============== ===============
Net loss per Limited Partnership Interest
  (1,382,562 issued and outstanding)
  - Basic and Diluted                      $        (0.06) $        (0.07)
                                           =============== ===============
Distribution to Limited Partners                    None   $    1,935,587
                                           =============== ===============
Distribution per Limited Partnership
  Interest                                          None   $         1.40
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1999 and 1998
                                  (Unaudited)


                                                 1999            1998
                                           --------------- ---------------
Operating activities:
  Net loss                                 $     (113,853) $     (282,295)
  Adjustments to reconcile net loss
   to net cash (used in) or provided by
    operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                               (4,154)        336,052
        Accounts payable                          (15,381)        (36,468)
        Due to affiliates                           5,844          51,673
                                           --------------- ---------------
  Net cash (used in) or provided by
    operating activities                         (127,544)         68,962
                                           --------------- ---------------

Investing activity:
  Escrow deposits - restricted                                     75,000
                                                           ---------------
  Cash provided by investing activity                              75,000
                                                           ---------------

Financing activity:
  Distribution to Limited Partners                             (1,935,587)
                                                           ---------------
  Cash used in financing activity                              (1,935,587)
                                                           ---------------

Net change in cash and cash equivalents          (127,544)     (1,791,625)
Cash and cash equivalents at beginning
  of period                                     3,392,806       5,290,460
                                           --------------- ---------------
Cash and cash equivalents at end of
  period                                   $    3,265,262  $    3,498,835
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in August 1997. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Avenue litigation was filed in May 1999. See Note 4 of Notes to Financial Statements for additional information regarding the Madison Avenue litigation. Despite the existence of the Madison Avenue litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Avenue case to be a matter that would preclude the dissolution of the Partnership in 1999.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1999 are:


                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost      $ 18,669     $ 9,487   $ 94,404


4. Contingency:

In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. The defendants intend to vigorously contest this action. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors - VI (the "Partnership") is a limited partnership formed in 1984 to invest in first mortgage loans and, to a lesser extent, wrap-around loans and junior mortgage loans. The Partnership raised $345,640,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-one loans, and subsequently acquired thirteen properties and three investments in joint ventures-affiliates through foreclosure. As of June 30, 1999, the Partnership has no loans or real estate in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. In addition, the Partnership made a payment to the purchaser of the Hammond Aire Shopping Center in 1998 pursuant to the sale agreement. As a result of lower administrative expenses in 1999 and the payment made to the purchaser of the Hammond Aire Plaza Shopping Center in 1998, the Partnership's net loss decreased during the six months and quarter ended
June 30, 1999 as compared to the same periods in 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to the six months and quarters ended June 30, 1999 and 1998.

As a result of lower interest rates and lower average cash balances due to the distribution to Limited Partners in April 1998 of Mortgage Reductions from the release of holdbacks and escrows on several of the Partnership's sold properties, interest income on short-term investments decreased during 1999 when compared to 1998.

During 1998, the Partnership paid additional expenditures related to one of the properties sold in 1997. As a result, the Partnership recognized a loss from operations of real estate held for sale during 1998.

During the first quarter of 1998, the Partnership paid $78,437 in settlement of claims presented by the purchaser of the Hammond Aire Plaza Shopping Center for certain tenant improvements, leasing, survey and escrow costs pursuant to the sale agreement. The property was sold in 1997. This amount was recognized as other expense for financial statement purposes during 1998.

Primarily due to a decrease in accounting, portfolio management and investor processing fees, administrative expenses decreased during 1999 when compared to 1998.

Liquidity and Capital Resources
-------------------------------
The cash position of the Partnership decreased by approximately $128,000 as of June 30, 1999 when compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in August 1997. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Avenue litigation, described in Part II, Item 1, of this report, was filed in May 1999. Despite the existence of the Madison Avenue litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Avenue case to be a matter that would preclude the dissolution of the Partnership in 1999. As a result of the pending dissolution of the Partnership, the general partner has suspended transfer of limited partnership interests in the Partnership. Certain transfers which are not for value (such as death, divorce, change of custodian or other estate planning) will continue to be permitted. Limited Partners should contact the Partnership if the suspension of transfers causes any extraordinary hardships. In the event that dissolution of the Partnership does not occur during 1999, the Partnership will allow transfers of limited partnership interests to occur commencing in January 2000.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 1999, there were 70,711 Interests and cash of $5,461,510 in the Early Investment Incentive Fund.

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

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from these vendors. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, these surveys and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of June 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the third quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000 which will be updated by September 30, 1999 based on the results of further surveys, discussions and testing of systems, where applicable. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                          BALCOR PENSION INVESTORS-VI
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
------------------------

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor
-----------------------------------------------------------------
Company, et al.
---------------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH08972). The Partnership, twenty-one additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), The Balcor Company, other affiliated entities and one individual are named defendants in this action. Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A briefing schedule on this motion has not yet been set.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1999.

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




Date: August 9, 1999
      --------------